Form 10-Q
period 2001-03-31
NEFFS BANCORP INC
filed 2001-06-11
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                 --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 0-32605

                                 --------------

                               NEFFS BANCORP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2400383
-----------------------------------            ---------------------------------
  (State or other jurisdiction of                 (IRS Employer Identification
  incorporation or organization)                             No.)

              5629 PA Route 873, P.O. Box 10, Neffs, PA 18065-0010
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 767-3875
                                 --------------
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes             No     X
                            -----           -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes             No     X
                            -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 5/31/01, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         March 31, 2001, and December 31, 2000

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended March 31, 2001 and March 31, 2000

         Consolidated Statement of Stockholders' Equity  (Unaudited)...........5
         Three months ended March 31, 2001 and March 31, 2000

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Three months ended March 31, 2001, and March 31, 2000

         Notes to Consolidated Financial Statements (Unaudited)............7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................8 - 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........16

PART II. OTHER INFORMATION................................................... 17


         Signatures...........................................................18

PART I.  FINANCIAL INFORMATION

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31               December 31
Dollars in thousands                                                                  2001                    2000
                                                                                    ---------               ---------
                                     ASSETS
Cash and due from banks                                                             $   2,980               $   2,163
Interest bearing deposits with banks
                                                                                           23                      49
Federal funds sold
                                                                                          384                      46
Securities available for sale
                                                                                        2,959                   3,218
Securities held to maturity, market value
    2001: $ 64,631; 2000 $63,450                                                       64,648                  64,811


Loans                                                                                  70,308                  70,010

   Less allowance for loan losses
                                                                                         (438)                   (440)
                       Net loans                                                       69,870                  69,570


Premises and equipment, net                                                             2,091                   2,104
Other assets                                                                            1,275                   1,454
                       Total assets                                                 $ 144,230               $ 143,415

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                                      $  11,292               $  12,236
          Interest bearing                                                            102,838                 101,485
                       Total deposits                                                 114,130                 113,721
     Short-term borrowings
     Other liabilities                                                                     --                      --
                                                                                          918                   1,034
                        Total liabilities                                             115,048                 114,755

Stockholders' Equity
    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 2001 196,431 shares;
           2000 197,084 shares
                                                                                          200                     200
     Additional paid-in capital
                                                                                          609                     609
     Retained earnings                                                                 28,961                  28,322

    Accumulated other comprehensive income (loss), net of deferred taxes 2001 $14; 2000 $9
                                                                                           27                      17
    Less treasury stock at cost 2001: 3,569 shares; 2000: 2,916 shares
                                                                                         (615)                   (488)
                           Total stockholders' equity                                  29,182                  28,660


                           Total liabilities and stockholders' equity               $ 144,230               $ 143,415

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands
Quarters Ended March 31,                                           2001                  2000
                                                                 --------              --------
Interest income:
    Interest and fees on loans                                      1,415                 1,350
    Interest and dividends on investments:
           Taxable
                                                                      795                   788
           Exempt from federal income taxes
                                                                      266                   274
           Interest on federal funds sold and other
                                                                       14                    --
                                                                 --------              --------
                        Total interest income                       2,490                 2,412
                                                                 --------              --------

Interest Expense:
    Interest on deposits                                            1,265                 1,125
    Interest on short-term borrowings
                                                                        3                    24
                                                                 --------              --------
                         Total interest expense                     1,268                 1,149
                                                                 --------              --------

                         Net interest income                        1,222                 1,263
                                                                 --------              --------

Other income:
    Service charges on deposit accounts
                                                                       38                    40
    Other service charges and fees
                                                                       12                    20
    Gain on sale of other real estate owned
                                                                        7                    --
    Other income
                                                                        5                    39
    Net security gains
                                                                        1                    --
                                                                 --------              --------
                         Total other income                            63                    99
                                                                 --------              --------

Other expenses:
    Salaries and employee benefits
                                                                      227                   213
    Occupancy
                                                                       23                    23
    Furniture and equipment
                                                                       32                    48
    Pennsylvania shares tax
                                                                       62                    59
    Other Expenses
                                                                      113                    88
                                                                 --------              --------
                         Total other expenses
                                                                      457                   431
                                                                 --------              --------

                         Income before income taxes
                                                                      828                   931
                                                                 --------              --------

Income tax expense                                                    189                   229
                                                                 --------              --------

                        Net income                               $    639              $    702
                                                                 ========              ========
Per share data:
    Net income                                                   $   3.25              $   3.53
                                                                 ========              ========
    Weighted average common shares outstanding                    196,605               199,025
                                                                 ========              ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Additional                Accumulated Other                   Total
                                                            Paid-In       Retained     Comprehensive     Treasury    Stockholders'
Dollars in thousands                        Common Stock    Capital       Earnings     Income (Loss)      Stock         Equity
                                              --------      --------      --------       --------       --------       --------
Balance, December 31, 1999                    $    200      $    609      $ 26,079       $     (6)      $    (89)      $ 26,793
                                                                                                                       --------
    Comprehensive Income:
       Net income                                   --            --           702             --             --            702
       Change in unrealized net losses on
           securities available for sale            --            --            --             (8)            --             (8)
                                                                                                                       --------
          Total comprehensive income                                                                                        694
                                              --------      --------      --------       --------       --------       --------
Balance, March 31, 2000                       $    200      $    609      $ 26,781       $    (14)      $    (89)      $ 27,487
                                              ========      ========      ========       ========       ========       ========

                                                            Additional               Accumulated Other                   Total
                                                             Paid-In       Retained    Comprehensive     Treasury    Stockholders'
Dollars in thousands                         Common Stock    Capital       Earnings    Income (Loss)      Stock         Equity
                                               --------      --------      --------      --------       --------       --------
Balance, December 31, 2000                     $    200      $    609      $ 28,322      $     17       $   (488)      $ 28,660
                                                                                                                       --------
    Comprehensive Income:
       Net income                                    --            --           639            --             --            639
       Change in unrealized net gains on
           securities available for sale             --            --            --            10             --             10
                                                                                                                       --------
          Total comprehensive income                                                                                        649
                                                                                                                       --------
    Purchase of treasury stock                       --            --            --            --           (127)          (127)
                                               --------      --------      --------      --------       --------       --------
Balance, March 31, 2001                        $    200      $    609      $ 28,961      $     27       $   (615)      $ 29,182
                                               ========      ========      ========      ========       ========       ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
Quarter Ended March 31, 2001                                             2001                   2000
                                                                        -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $   639               $   702
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                         24                    41
        Gain on sale of other real estate owned                              (7)                   --
        Net accretion of securities                                        (112)                  (76)
        Net security gains                                                   (1)                   --
        Deferred income tax (benefit) expense                                --                    --
        Change in assets and liabilities:
            (Increase)Decrease in:
                    Accrued interest receivable                             118                    (4)
                    Income taxes receivable                                  11                    --
                    Other assets                                            (52)                    7
             Increase (decrease) in:
                    Accrued interest payable                                (73)                  (54)
                    Income taxes                                            180                   194
                    Other liabilities                                      (225)                 (220)
                                                                        -------               -------
             Net cash provided by operating activities                      502                   590
                                                                        -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase  in interest bearing deposits
         with banks                                                          26                    43
    Net increase in federal funds sold                                     (338)                   --
    Purchase of securities available for sale                                --                    --

    Proceeds from maturities/calls of securities available
        for sale                                                            276                    19
    Purchase of securities held to maturity                              (5,494)                 (599)
    Proceeds from maturities/calls of securities held to
        maturity                                                          5,770                   150
    Net increase in loans                                                  (300)               (1,196)
    Proceeds from sale of other real estate owned                           104                    --
    Purchases of premises and equipment                                     (11)                 (151)
                                                                        -------               -------
         Net cash provided (used in) investing activities                    33                (1,734)
                                                                        -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                409                    65
    Increase in short-term borrowings                                        --                   843
    Dividends paid                                                           --                    --
    Purchases of treasury stock                                            (127)                   --
    Sales of treasury stock                                                  --                    --
                                                                        -------               -------
        Net cash provided by financing activities                           282                   908
                                                                        -------               -------

         Increase (decrease) in cash and cash equivalents                   817                  (236)


Cash and cash equivalents:
    Beginning                                                             2,163                 2,294
                                                                        -------               -------
    Ending                                                              $ 2,980               $ 2,058
                                                                        =======               =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                 March 31, 2001
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ending March 3l, 2001, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2001. These statements should be read in conjunction with notes to the financial statements contained in the 2000 Annual Report to Stockholders.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Recently Issued FASB Statements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities." This statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and require that an entity recognize all derivatives and assets or liabilities in the balance sheet and measure them at fair value. The Statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation adopted the Statement on January 1, 2001. The adoption of the statement did not have an impact on the financial condition or results of operations of the Corporation.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125 of the same name. It revised the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No.140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement did not have an impact on the Corporation.

Note 3.  COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceeding and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Corporation's balance sheets and statements of income. This section should be read in conjunction with the Corporation's financial statements and accompanying notes.

Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary. When words such as "believes," "expects," "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include the following:

*        operating, legal and regulatory risks;

* economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

* the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that the Corporation files periodically with the Securities and Exchange Commission.

OVERVIEW

Net income for the quarter decreased 9.0% to $639,000 as compared to $702,000 for the first quarter of 2000 and total revenues increased by 1.7% to $2.6 million for the quarter. Diluted net income per common share decreased 7.9% to $3.25 per share from $3.53 per share in the first quarter a year ago. At March 31, 2001, the Corporation had total assets of $144.2 million, total loans of $70.3 million, and total deposits of $114.1 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $138.4 million for the first quarter of 2001 as compared to $133.8 million for the same period in 2000. The increase was due to an increase in loan demand, mainly consumer installment loans and residential mortgage loans. The yield on earning assets for the first quarter of 2001 was 7.19%, a decrease of 2 basis points over the comparable period in 2000.

The growth in interest earning assets was funded primarily by an increase of $4.8 million in the average balance of deposits. Interest-bearing liabilities increased from $98.9 million during the first quarter of 2000 to $ll02.8 million during the first quarter of 2001. Average time deposits increased by $2.9 million and demand deposits increased by $l.4 million over the same period.

The average rate paid on interest-bearing liabilities was 4.88% for first quarter of 2001 and 4.40% for the first quarter of 2000, an increase of 48 basis points. This was the result of the rising interest rate environment that was experienced during much of year 2000.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities and Federal Funds Sold. Liabilities used to fund such assets include deposits and borrowed funds. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs.

Interest income increased by $78,000, or 3.2% over the first quarter of 2000. The increase was due to the continued growth in the Corporations' loan portfolio that increased by approximately $5 million over the first quarter of 2000. Interest expense for the first quarter of 2001 increased by $119,000, or 10.4%, compared to the first quarter of 2000. The increase was due to the continued growth in interest bearing deposits, mainly certificates of deposit.

Net interest income decreased by $41,000, to $1,222,000, or 3.3% over the first quarter of 2000. The decrease was due to the Corporations' less aggressive approach regarding the rates being paid on interest bearing deposit accounts during the first quarter of 2000. As rates continued to increase during the second and third quarters of 2000, the Corporation made upward adjustments to the rates being offered on interest bearing deposit accounts, mainly certificates of deposit. Net income for the first quarter of 2001 continued to be affected by those rate increases.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2001 was 4.01% as compared to 4.26% for the first quarter of 2001. During the first quarter of 2001, yields on earning assets decreased to 7.23%, yields on interest bearing deposits increased to 4.94%, as compared to 7.25% and 4.59% respectively for the first quarter of 2000.

Non-interest Income

Non-interest income for the first quarter of 2001 decreased by $36,000, or 36% from the same period in 2000. The decrease was attributable to a reduction in fee income derived from the sale of loan-related insurance during the first quarter of 2001 and during the first quarter of 2000 a recovery of approximately $30,000 was received from a previously charged-off security.

Non-interest Expense

For the first quarter of 2001, non-interest expenses increased by $26,000, or 6.0%, to $457,000, compared to $431,000 over the same period in 2000. Increased employee costs and a nominal increase in operational expenses attributed to the rise in non-interest expense.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $14,000, or 6.6%, for the first quarter of 2001. This increase is consistent with increases in staff levels necessary to handle the Corporation's growth from the first quarter of 2000 to the first quarter of 2001.

Furniture and equipment expenses of $32,000, for the first quarter of 2001 were 3.3% lower than the first quarter of 2000. This decrease was due to fully depreciated assets that remain in operation.

The total of other non-interest expenses increased by $28,000, or 19.0%, for the three-month period ending March 3l, 2001, as compared to the same period in 2000. The increase represents additional costs associated with audits and examinations, state shares tax, postage, supplies, and training and education.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equal non-interest expenses (excluding other real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled .003% for the three months ended March 3l, 2001, unchanged from the ratio of .003% as of March 3l, 2000. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding other real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2001, the operating efficiency ratio was 32.6% compared to 35.4% for the similar period in 2000.

Provision for Federal Income Taxes

The provision for federal income taxes was $189,000 for the first quarter of 2001 compared to $229,000 for the same period in 2000. The effective tax rate, which is the ratio of income tax expense to income before income taxes was 22.8% for the first three months of 2001 and 24.6% for the same period in 2000.

Net Income

Net income for the first quarter of 2001 was $639,000, a decrease of $63,000, or 9.0%, over the $702,000 recorded in the first quarter of 2000. The decrease was due to a reduction in net interest income during the first quarter of 2001, a small increase in non-interest expense during the first quarter of 2001, and a one-time loan-related recovery resulting in additional sundry income during the first quarter of year 2000.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2001 was 1.80% as compared to 2.04% for the first quarter of 2000. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2001 was 9.08%, as compared to 10.68% for the first quarter of 2000.

FINANCIAL CONDITION

Securities

Securities available for sale decreased $259,000 to $2,959,000 as of March 3l, 2001, from $3,218,000 on December 3l, 2000. The reduction was a result of the maturity and call of U.S. Treasury Securities and U.S. Government Agency Bonds.

The securities available-for-sale portfolio also had an unrealized gain of $10,000, at the end of the 2001 first quarter due mainly to the increased value of the securities as interest rates continued to decrease.

During the first three months of 2001, the securities held to maturity portfolio decreased $163,000 to $64.6 million. The change was the result of the call and maturity of various securities within the portfolio.

Federal funds sold on an over-night basis as of March 31, 2001 totaled $384,000, an increase of $338,000, or 734% from December 3l, 2000.

The weighted average life of the combined securities portfolio was approximately
9.5 years at March 3l, 2001 with a weighted yield of 7.09%.

Loan and Asset Quality and Allowance for Loan Losses

As of March 3l, 2001, total loans receivable reached $70.3 million, an increase of $298,000, or .43%, as compared to December 3l, 2000. Loans receivable represented 61.6% of total deposits and 48.7% of total assets as of March 3l, 2001, as compared to 61.6% and 48.8%, respectively, at December 3l, 2000.

Total non-performing assets (non-performing loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 3l, 2001, were $20,000, or .01%, of total assets as compared to $101,000, or
 .07%, of total assets at December 3l, 2000. There was no other real estate owned by the Corporation as of March 3l, 2001 or as of December 3l, 2000.

The following summary table presents information regarding non-performing loans and assets as of March 3l, 2001 and 2000 and December 3l, 2000.

                         Nonperforming Loans and Assets
                                     (000's)

                                                        March 31,        December  31,        March 31,
                                                          2001                2000              2000
Nonaccrual Loans:
Commercial                                                      20                    4               0
Consumer                                                         0                    0               0
Real Estate:
        Construction                                             0                    0
        Mortgage                                                 0                    0             136
                                                      -------------   ------------------    ------------
            Total nonaccrual                                    20                    4             136
Restructured loans                                               0                    0               0
                                                      -------------   ------------------    ------------
            Total nonperforming loans                           20                    4             136
Other real estate                                                0                   97               0
                                                      -------------   ------------------    ------------
             Total nonperforming assets                         20                  101             136
Loans past due 90 days or more                                 154                  263             425
                                                      -------------   ------------------    ------------
             Total nonperforming assets and                    174                  364             561
                Loans past due 90 days or more
Nonperforming loans to total loans                            0.25%                0.52%           0.86%
Nonperforming assets to total assets                          0.12%                0.25%           0.40%

                            Allowance for Loan Losses

                                                        3 months             Year
                                                         Ending             Ending
                                                        March 31,         December 31,
                                                          2001               2000
                                                      -------------   ------------------
Balance at beginning of period                                 440                  461
Provisions charged to operating expenses                         0                    0
Recoveries of loans previously charged-off
      Commercial                                                 0                    0
       Consumer                                                  3                    4
      Real Estate                                                0                    0
                                                      -------------   ------------------
Total Recoveries                                                 3                    4
Loans Charged Off:
      Commercial                                                 0                    0
       Consumer                                                  4                   25
      Real Estate                                                0                    0
                                                      -------------   ------------------
Total Charged-off                                                4                   25
Net Charge-offs                                                  1                   21
Balance at end of period                                       439                  440
Net charge-offs as a percentage of                            0.00%                0.03%
   average loans outstanding
Allowance for loan losses as a percentage of                  0.62%                0.63%
   period-end loans

Deposits

Total deposits at March 3l, 2001, were $114.l million, up $400,000, or .36%, over total deposits of $113.7 million at December 3l, 2000. The average balances for the first three months of 2001 and 2000 are presented in the following table.

                                                              Three Months Ended March 31
                                     ---------------------------------------------------------------------------------
                                                    2001                                           2000
                                     ---------------------------------              ----------------------------------
                                     Average                   Average              Average                    Average
                                     Balance                    Rate                Balance                     Rate
                                     -------                   -------              -------                    -------
Demand deposits:

   Noninterest-bearing              $10,580                                        $  9,368
   Interest-bearing                   7,130                     2.52%                 6,375                     2.01%
Savings                              28,022                     3.18                 27,748                     3.03
Time deposits                        67,293                     5.93                 64,362                     5.48

Total Deposits                    $ 113,025                                        $107,853

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Corporation's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Corporation's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Corporation's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The Corporation's Board of Directors approves the guidelines established by ALCO.

An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities as specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Corporation's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

Management believes the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Corporation's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 12 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation's model projects a proportionate 200 basis point change during the next year.

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 3l, 2001, the Corporation's simulation model indicates net interest income would increase 2.0% within the first year if rates increased as described above. The model projects that net income would decrease by 2.6% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Liquidity

Liquidity management involves the ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate the Corporation on an ongoing basis. Liquidity needs are generally met by converting assets into cash or obtaining sources of additional funds, mainly deposits. Primarily cash and federal funds sold, and the cash flow from the amortizing securities and loan portfolios provide liquidity sources from asset categories. The primary source of liquidity from liability categories is the generation of additional core deposit balances.

Additionally, the Corporation has established secondary sources of liquidity consisting of federal funds lines of credit and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. In view of the primary and secondary sources as previously mentioned, management believes that the Corporation is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At March 31, 2001, stockholders' equity totaled $29.2 million, up 1.8% over stockholders' equity of $28.7 million at December 31, 2000. Stockholders' equity at March 31, 2001 included $10,000 unrealized gains, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross stockholders' equity changed by an increase of $640,000 in retained net income and a decrease of $127,000 in purchases of treasury stock.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity together with related surpluses and retained earnings. Total capital may be comprised of total Tier 1 capital plus qualifying debt instruments, and the allowance for loan losses.

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                                      To Be Well
                                                                                     Capitalized
                                                                  For Capital        Under Prompt
                            March 31          December 31           Adequacy      Corrective Action
                             2001                2000               Purposes          Provisions
                             ----                ----               --------          ----------
Risk-Based Capital Ratios:

Tier 1                       36.23%              34.30%               4.00%               6.00%

Total                        36.78               34.80                8.00               10.00

Leveraged Total              20.21               19.97                4.00                5.00

At March 3l, 2001, the consolidated capital levels of the Corporation and of the subsidiary bank met the definition of a "well capitalized" institution.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

The Corporation's exposure to market risk has not changed significantly since December 3l, 2000. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation's or its subsidiary's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.


                                        NEFFS BANCORP, INC.


Date:  06/01/01                         /s/ John J. Remaley
                                        John J. Remaley, President


Date: 06/01/01                          /s/ Duane J. Costenbader
                                        Duane J. Costenbader, Asst. Secretary