Form 10-Q
period 2001-06-30
NEFFS BANCORP INC
filed 2001-08-14
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


              5629 PA Route 873, P.O. Box 10, Neffs, PA 18065-0010
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 767-3875
                 ----------------------------------------------
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [ ]        No  [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes  [ ]        No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 7/31/01, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         June 30, 2001, and December 31, 2000

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended June 30, 2001 and June 30, 2000
         Six months ended June 30, 2001 and June 30, 2000

         Consolidated Statement of Stockholders' Equity  (Unaudited)...........5
         Six months ended June 30, 2001 and June 30, 2000

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Six months ended June 30, 2001, and June 30, 2000

         Notes to Consolidated Financial Statements (Unaudited)................7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8 - 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........17

PART II. OTHER INFORMATION................................................... 18

         Signatures...........................................................19

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              June 30,       December 31,
Dollars in thousands                                                            2001             2000
                                                                             ---------         ---------
                                                 ASSETS

Cash and due from banks                                                      $   2,601         $   2,163
Interest bearing deposits with banks                                                27                49
Federal funds sold                                                               3,395                46
Securities available for sale                                                    2,669             3,218

Securities held to maturity, market value
    2001 $65,409; 2000 $63,450                                                  66,087            64,811
Loans                                                                           72,322            70,010

   Less allowance for loan losses                                                 (421)             (440)
                                                                             ---------         ---------
                       Net loans                                                71,901            69,570
                                                                             ---------         ---------

Premises and equipment, net                                                      2,150             2,104
Other assets                                                                     1,420             1,454
                                                                             ---------         ---------
                       Total assets                                          $ 150,250         $ 143,415
                                                                             =========         =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                               $  11,712         $  12,236
           Interest bearing                                                    107,897           101,485
                                                                             ---------         ---------
                       Total Deposits                                          119,609           113,721
     Short-term borrowings
     Other liabilities                                                           1,038             1,034
                                                                             ---------         ---------
                        Total liabilities                                      120,647           114,755
                                                                             ---------         ---------
Stockholder's Equity
    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 2001 196,431 shares;
           2000 197,084 shares                                                     200               200

     Additional paid-in capital                                                    609               609

     Retained earnings                                                          29,392            28,322


    Accumulated other comprehensive income(loss), net of deferred                   17                17
             taxes 2001 $9; 2000 $9
    Less treasury stock at cost 2001 3,569 shares;2000 2,916 shares               (615)             (488)
                                                                             ---------         ---------
                           Total stockholders' equity                           29,603            28,660
                                                                             ---------         ---------

                           Total liabilities and stockholders' equity        $ 150,250         $ 143,415
                                                                             =========         =========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              Three Months Ended              Six Months Ended
Dollars in thousands                                                June 30,                       June 30,
                                                             2001            2000            2001            2000
                                                           ------------------------        ------------------------
Interest income:
    Interest and fees on loans                                1,483           1,353           2,898           2,703
    Interest and dividends on investments:
           Taxable                                              778             782           1,573           1,570
           Exempt from federal income taxes                     266             269             532             543
           Interest on federal funds sold and other              21               4              35               4
                                                           --------        --------        --------        --------
                        Total interest income                 2,548           2,408           5,038           4,820
                                                           --------        --------        --------        --------

Interest Expense:
    Interest on deposits                                      1,278           1,132           2,543           2,257
    Interest on short-term borrowings                            --               7               3              31
                                                           --------        --------        --------        --------
                         Total interest expense               1,278           1,139           2,546           2,288
                                                           --------        --------        --------        --------

                         Net interest income                  1,270           1,269           2,492           2,532
                                                           --------        --------        --------        --------
Other income:
    Service charges on deposit accounts                          40              39              78              79
    Other service charges and fees                               23              21              35              41
    Gain on sale of foreclosed real estate                       --              --               7              --
    Other income                                                  5               7              10              46
    Net security gains                                            2              --               3              --
                                                           --------        --------        --------        --------
                         Total other income                      70              67             133             166
                                                           --------        --------        --------        --------
Other expenses:
    Salaries and employee benefits                              231             220             458             433
    Occupancy                                                    25              21              48              44
    Furniture and equipment                                      32              48              64              96
    Pennsylvania shares tax                                      67              60             129             119
    Other expenses                                              149             118             262             206
                                                           --------        --------        --------        --------
                         Total other expenses                   504             467             961             898
                                                           --------        --------        --------        --------

                         Income before income taxes             836             869           1,664           1,800
                                                           --------        --------        --------        --------

Income tax expense                                              189             206             378             435
                                                           --------        --------        --------        --------

                                                           --------        --------        --------        --------
                        Net income                         $    647        $    663        $  1,286        $  1,365
                                                           ========        ========        ========        ========

Per share data:
    Net income                                             $   3.29        $   3.33        $   6.54        $   6.86
                                                           ========        ========        ========        ========

    Weighted average common shares outstanding              196,431         199,000         196,518         199,016
                                                           ========        ========        ========        ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Additional      Retained   Accumulated Other                  Total
                                                              Paid-In        Earnings     Comprehensive    Treasury    Stockholders'
Dollars in thousands                         Common Stock     Capital        (Deficit)    Income (loss)     Stock          Equity
                                               --------       --------       --------       --------       --------       --------
Balance, December 31, 1999                     $    200       $    609       $ 26,079       $     (6)      $    (89)      $ 26,793
    Comprehensive Income:
       Net income                                    --             --          1,365             --                         1,365
       Change in unrealized net losses on
           securities available for sale                                                          (7)                           (7)

                                                                                                                          --------
          Total comprehensive income                                                                                         1,358
                                                                                                                          --------
    Cash dividends declared on common
          stock, $1.00 per share                     --             --           (198)            --             --           (198)
    Purchase of treasury stock                       --             --             --             --            (78)           (78)
                                               --------       --------       --------       --------       --------       --------
Balance, June 30, 2000                         $    200       $    609       $ 27,246       $    (13)      $   (167)      $ 27,875
                                               ========       ========       ========       ========       ========       ========

                                                                 Additional    Retained   Accumulated Other              Total
                                                                  Paid-In      Earnings    Comprehensive    Treasury   Stockholders'
Dollars in thousands                              Common Stock    Capital     (Deficit)    Income (loss)     Stock        Equity
                                                     --------     --------     --------      --------       --------      --------
Balance, December 31, 2000                           $    200     $    609     $ 28,322      $     17       $   (488)     $ 28,660
    Comprehensive Income:
       Net income                                          --           --        1,286            --             --         1,286
       Change in unrealized net gains, net
           of reclassification adjustment for
           gains included in net income of $2,
           on securities available for sale                                                        --                           --

                                                                                                                          --------
          Total comprehensive income                                                                                         1,286
                                                                                                                          --------
    Cash dividends declared on common
          stock, $1.10 per share                           --           --         (216)           --             --          (216)
    Purchase of treasury stock                             --           --           --            --           (127)         (127)
                                                     --------     --------     --------      --------       --------      --------
Balance, June 30, 2001                               $    200     $    609     $ 29,392      $     17       $   (615)     $ 29,603
                                                     ========     ========     ========      ========       ========      ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Six Months Ended June 30,                                                2001                   2000
                                                                       --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  1,286               $  1,365
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                         49                     82
        Gain on sale of foreclosed real estate                               (7)                    --
        Net accretion of securities                                        (207)                  (152)
        Net security gains                                                   (3)                    --
        Change in assets and liabilities:
             Decrease(Increase) in:
                    Accrued interest receivable                              31                    (33)
                    Income taxes receivable                                  11                     --
                    Other assets                                           (104)                  (131)
             Increase (decrease) in:
                    Accrued interest payable                                 34                     23
                    Income taxes                                             20                    (54)
                    Other liabilities                                       (50)                     3
                                                                       --------               --------
             Net cash provided by operating activities                    1,060                  1,103
                                                                       --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in interest bearing deposits
         with banks                                                          22                     28
    Net increase in federal funds sold                                   (3,349)                  (441)
    Purchase of securities available for sale                                (5)                   (30)
    Proceeds from maturities/calls of available
        for sale                                                            554                     40
    Purchase of securities held to maturity                              (8,717)                  (599)
    Proceeds from maturities/calls of securities held to
        maturity                                                          7,651                  1,530


    Net increase in loans                                                (2,331)                (2,409)


    Proceeds from sale of foreclosed real estate                            104                     --
    Purchases of premises and equipment                                     (95)                  (156)
                                                                       --------               --------
         Net cash used in investing activities                           (6,166)                (2,037)
                                                                       --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                              5,887                  1,523


    Decrease in short-term borrowings                                        --                   (435)
    Dividends paid                                                         (216)                  (198)
    Purchases of treasury stock                                            (127)                   (78)
                                                                       --------               --------
        Net cash provided by financing activities                         5,544                    812
                                                                       --------               --------

         Increase (decrease) in cash and cash equivalents                   438                   (122)

Cash and cash equivalents:
    Beginning                                                             2,163                  2,294
                                                                       --------               --------
    Ending                                                             $  2,601               $  2,172
                                                                       ========               ========

See Notes to Consolidated Financial Statements.

                             THE NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The Neffs Bancorp, Inc. and its wholly owned subsidiary The Neffs National Bank. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements made in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission.

For further information, refer to the financial statements and footnotes thereto included in The Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2000.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Common Stock Dividend and Per Share Data

On April 30, 2001, the Board of Directors declared a $ 216,074.10 cash dividend on common stock outstanding, paid on May 15, 2001, to shareholders of record on April 30, 2001. This resulted in a $1.10 dividend per share of common stock.

Note 3.  COMMITMENTS AND CONTIGENCIES

The company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the company's financial position and results of operations.

Note 4. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This accounting standard applies to business combinations initiated after June 30, 2001. It will have no effect on the company's financial statements unless and until the company enters into a business combination.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2001. The company is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the company's balance sheets and statements of income. This section should be read in conjunction with the company's financial statements and accompanying notes.

OVERVIEW

Net Income for the quarter decreased 2.47% to $647,000 as compared to $663,000 for the second quarter of 2000, and total revenues increased by 5.8% to $2.6 million for the quarter. Net income per common share decreased 1.2% to $3.29 from $3.33 per common share in the second quarter a year ago. At June 30, 2001, the company had total assets of $150.2 million, total loans of $71.9 million, and total deposits of $119.6 million.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

 The largest source of the company's income is net interest income. Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. The principal source of funding for such assets is deposits.

Interest income increased by $140,000 or 5.8% over the second quarter of 2000. Interest earning assets averaged $140.1 million for the second quarter of 2001 as compared to $133.8 million for the same period in 2000. Approximately $5.7 million, or 98%, of this increase was in average loans outstanding. The yield on earning assets for the second quarter of 2001 was 7.28%, and increase of 6 basis points over the comparable period in 2000.

Interest expense for the second quarter of 2001 increased by $139,000, or 10.9% compared to the second quarter of 2000. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $99.5 million during the second quarter of 2000 to $104.4 million during the second quarter of 2001. The average rate paid on these liabilities for the second quarter of 2001 was 4.91% - an increase of 32 basis points.

Net interest income for the second quarter of 2001 increased by $1,000, or .07% over the same period in 2000. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The company's net interest rate spread was 2.37% during the second quarter of 2001 compared to 2.63% during the same period of the previous year. The net interest margin decreased by 20 basis points from 4.22% for the second quarter 2000 to 4.02% during the second quarter of 2001.

For the six months ended June 20, 2001, interest income increased by $218,000 or 4.5%, over the same period in 2000. As with the second quarter, the increase for the first six months was mostly related to the volume increases in the level of average loans outstanding and to the increased level of yields earned on those assets. Interest earning assets for the first six months of 2001 averaged $139.1 million versus $133.4 million for the comparable period in 2000. The yield on those assets increased to 7.30% during the first half of 2001, from 7.29% for the first half of 2000.

Interest expense for the first six months of 2001 was $2.5 million, an increase of $258,000 or 11.3% over the first six months of 2000. The level of average interest-bearing liabilities increased from $99.8 million for the first half of 2000 to $103.5 million for the first six months of 2001. The average rate paid for the first half of 2001 was 4.96%, up 34 basis points from 4.62% for the comparable period in the prior year.

Net interest income for the first six months of 2001 decreased by $40,000 or 1.6% over the same period in 2000. The company's net interest margin decreased to 4.01% for the first six months of 2000, from 4.25% from the first half of 2000.

Noninterest Income

Noninterest income for the second quarter of 2001 increased by $3,000, or 4.48% from the same period in 2000. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions and to net security gains.

Noninterest income for the first six months of 2000 included non-recurring income of $40,000, which included a $35,000 recovery of a previously charged off bond. Recurring core noninterest income for the first six months of 2001 was $113,000 as compared to $120,000 for the first half of 2000, a decrease of 5.8%. The decrease is mainly attributable to a decrease in credit insurance income.

Noninterest Expense

For the second quarter of 2001, noninterest expense increased by $37,000 or 7.9%, over the same period in 2000. The increase for the second quarter is due to additional costs for advertising and the purchase of office and data processing supplies.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $11,000, or 5% for the second quarter of 2001 over the second quarter of 2000. This increase is consistent with increases in staff levels necessary to handle company growth.

Furniture and equipment expenses of $32,000 were $10,000 or 33% lower for the second quarter of 2001, than for the three months ended June 30, 2000 due to full depreciation of certain assets in 2000.

Net other expenses increased by $31,000 or 26.3%. This increase was primarily due to $45,000 in expenses related to our Securities and Exchange Commission filing which increase was offset by a decrease in loan and collection expense.

Salary expenses and employee benefits increased by $25,000 or 5.8%, over the first six months of 2000. The increase was due to normal salary adjustments and hiring of additional staff.

Occupancy and furniture and equipment expenses for the first six months of 2001 were $29,000, or 20% lower, due to the full depreciation of certain equipment in 2000.

Pennsylvania shares tax expense totaled $129,000 for the first six months ended June 30, 2001, an increase of $10,000, or 8.4%, over the first half of 2000.

Net other expenses increased by $56,000 or 27.2% for the first six months ended June 30, 2001 over the first half of 2000. This gain was primarily due to $45,000 in public filing related expenses. (See above)

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expense to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio was .30% for the three months ended June 30, 2001, slightly higher than .29% for the three months ended June 30, 2000. It was .58% for the first six months of 2001 compared to .56% for the comparable period in 2000.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2001, the operating efficiency ratio was 37.61% compared to 34.96% for the similar period in 2000. For the six months ended June 30, 2001, this ratio was 36.61% compared to 33.28% for the six months ended June 30, 2000.

Provision for Federal Income Tax

The provision for federal income taxes was $189,000 for the second quarter of 2001, as compared to $206,000 for the same period in 2000. For six months ended June 30, the provision was $378,000 and $435,000 for 2001 and 2000, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 22.7% for the first six months of 2001 and 24.2% for the first six months of 2000.

Net Income

Net income for the second quarter of 2001 was $647,000, a decrease of $16,000 or 1.8% under the $663,000 recorded in the second quarter of 2000. The decrease was due mainly to an increase in noninterest expenses during the second quarter of 2001, as noted in the discussion of Noninterest Expenses.

Net income for the first six months of 2001 was $1.3 million as compared to $1.4 million recorded in the first six months of 2000. The decrease was mainly due to a decrease in interest income of $40,000 in 2001, additional expenses of $45,000 related to Securities and Exchange Commission filing in 2001 and recovery of a charged off security of $35,000 in 2000.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the company's net income in relation to its total average assets. The company's annualized ROA for the second quarter of 2001 was 1.86% as compared to 1.93% for the second quarter of 2000. The ROA for the first six months of 2001 and 2000 was 1.83% and 1.98% respectively. For purposes of calculating ROA, average assets were adjusted to exclude gross unrealized appreciation or deprecation on securities available for sale.

Return on average equity (ROE) indicates how effectively the company can generate net income on the capital invested by its shareholders. ROE is calculated by dividing net income by average shareholders' equity. For purposes of calculating ROE, average shareholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2001 was 9.27%, as compared to 9.70 % for the second quarter of 2000. The annualized ROE for the first six months of 2001 was 9.14%, as compared to 10.06% for the first six months of 2000.

FINANCIAL CONDITION

Securities

During the first six months of 2001, securities available for sale decreased by $549,000 (net of unrealized appreciation) from $3.2 million at December 31, 2000 to $2.7 million at June 30, 2001, primarily as a result of a U.S. Treasury maturity.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, equity securities and stock in correspondent banks.

During the first six months of 2001, securities held to maturity increased from $64.8 million to $66.1 million, primarily as a result of the net purchases of $1.3 million in tax-exempt and corporate securities. Securities held to maturity include U.S. Government agency securities, tax-exempt securities, mortgage-baked securities, and equity securities.

Federal funds sold increased by $3.4 million during the first six months of 2001 from $46,000 at December 31, 2000. This increase was due mainly to calls of bonds and a short-term commercial deposit of $2.4 million. Total securities and federal funds sold aggregated $72.2 million at June 30, 2001, and represented 48% of total assets.

The average yield on the combined securities portfolio for the first six months of 2001 was 7.06% as compared to 7.03% for the similar period of 2000.

Loans Receivable

During the first six months of 2001, net loans receivable increased by $2.3 million from $69.6 million at December 31, 2000, to $71.9 million on June 30, 2001. Loans receivable represented 60% of total deposits and 48% of total assets at June 30, 2001, as compared to 61% and 49%, respectively, at December 31, 2000.

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2001, were $91,000, or .06%, of total assets as compared to $364,000, or
 .25%, of total assets at December 3l, 2000.

There was no foreclosed real estate owned at June 30, 2001, compared with $97,000 at December 31, 2000.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2001 and 2000, and December 3l, 2000.

                                                                       NONPERFORMING LOANS AND ASSETS
                                                                                   (000's)
                                                            ------------------------------------------------------
                                                             30-Jun              December 31,              30-Jun
                                                              2001                   2000                   2000
                                                            --------               --------               --------
Nonaccrual Loans:
Commercial                                                  $     13               $      4                     $-
Consumer                                                          --                     --                     --
Real Estate:
        Construction                                              --                     --
        Mortgage                                                  --                     --                     --
                                                            --------               --------               --------
            Total nonaccrual                                      13                      4                     --
Restructured loans                                                --                     --                     --
                                                            --------               --------               --------
            Total nonperforming loans                             13                      4                     --
Foreclosed real estate                                            --                     97                    136
                                                            --------               --------               --------

             Total nonperforming assets                           13                    101                    136
Loans past due 90 days or more                                    78                    263                    223
                                                            --------               --------               --------
             Total nonperforming assets and
                loans past due 90 days or more              $     91               $    364               $    359
Nonperforming loans to total loans                              0.13%                  0.52%                  0.54%
Nonperforming assets to total assets                            0.06%                  0.25%                  0.26%

The following table sets forth the corporation's provision and allowance for loan losses.

                                                             ALLOWANCE FOR LOAN LOSSES
                                                          -------------------------------
                                                          6 months                 Year
                                                           Ending                 Ending
                                                          June 30,             December 31,
                                                            2001                   2000
                                                          --------               --------
Balance at beginning of period                            $    440               $    461
Provisions charged to operating expenses                        --                     --
Recoveries of loans previously charged-off
      Commercial                                                --                     --
      Consumer                                                   3                      4
      Real Estate                                               --                     --
                                                          --------               --------
Total Recoveries                                                 3                      4
Loans Charged Off:
      Commercial                                                 7                     --
      Consumer                                                  15                     25
      Real Estate                                               --                     --
                                                          --------               --------
Total Charged-off                                               22                     25
Net Charge-offs                                                 19                     21
Balance at end of period                                  $    421               $    440
Net charge-offs as a percentage of
   average loans outstanding                                  0.03%                  0.03%
Allowance for loan losses as a percentage of
   period-end loans                                           0.58%                  0.63%

Deposits

Total deposits at June 30, 2001 were $119.6 million, up $5.9 million, or 5.2%, over total deposits of $113.7 million at December 3l, 2000. The average balances for six months ended June 30, 2001 and 2000 are presented in the following table.

                                               Six Months Ended June 30
                              ---------------------------------------------------------
                                          2001                            2000
                               Average           Average        Average         Average
Dollars in thousands           Balance            Rate          Balance          Rate
                              --------          --------        --------       --------
Demand deposits:
   Noninterest-bearing        $ 11,231                         $ 10,411
   Interest-bearing              7,137            2.41%           6,423            2.09%
Savings                         28,257            3.17           27,947            3.06
Time deposits                   68,007            5.84           64,438            5.45

Total Deposits                $114,632                         $109,219

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The company's Board of Directors approves the guidelines established by ALCO.

An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities as specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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

The company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 12 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the company's model projects a proportionate 200 basis point change during the next year.

The company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2001, the company's simulation model indicates net interest income would increase 1.6% within the first year if rates increased as described above. The model projects that net income would decrease by 3.4% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk under the policies established by ALCO.

Liquidity

Liquidity management involves the ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate the company on an ongoing basis. Liquidity needs are generally met by converting assets into cash or obtaining sources of additional funds, mainly deposits. Primarily cash and federal funds sold, and the cash flow from the amortizing securities and loan portfolios provide liquidity sources from asset categories. The primary source of liquidity from liability categories is the generation of additional core deposit balances.

Additionally, the company has established secondary sources of liquidity consisting of federal funds lines of credit and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. In view of the primary and secondary sources as previously mentioned, management believes that the company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At June 30, 2001, shareholders' equity totaled $29.6 million, up 3.1% over shareholders' equity of $ 28.7 million at December 31, 2001. Shareholders' equity at June 30, 2001 included a $17,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross shareholders' equity changed by an increase of $421,000 in retained net income.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common shareholders' equity together with related surpluses and retained earnings. Total capital may be comprised of total Tier 1 capital plus qualifying debt instruments, and the allowance for loan losses.

The following table provides a comparison of the company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                            To Be Well
                                                                            Capitalized
                                                             For Capital    Under Prompt
                                June 30,     December 31      Adequacy   Corrective Action
                                 2001           2001          Purposes      Provisions
                                 -----          -----           ----           ----
Risk-Based Capital Ratios:

         Tier 1                  35.68%         34.30%          4.00%          6.00%

         Total                   36.19          34.80           8.00          10.00

         Leveraged Total         20.13          19.97           4.00           5.00

At June 30, 2001, the consolidated capital levels of the company and of the subsidiary bank met the definition of a "well capitalized" institution.

Quantitative and Qualitative Disclosure About Market Risk

The company's exposure to market risk has not changed significantly since December 3l, 2000. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of the management of the company, there are no proceedings pending to which the company or its subsidiary are a party or to which their property is subject, which, if determined adversely to the company or its subsidiary, would be material in relation to the company's or its subsidiary's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the company or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the company or its subsidiary by government authorities.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     a) An annual meeting of shareholders was held on April 11, 2001, at The NOVA Building, Coplay, PA.
     b)  One matter was voted on at the April 11, 2001, meeting as follows:
         1)  Two directors were re-elected:

                                             Term                    Votes cast        Votes against
                 Re-elected                 Expires                     for             or withheld*
                 ----------               --------------------------------------------------------
            Elmer H. Handwerk             April, 2004                 140,280               67
            Robert B. Heintzelman         April, 2004                 139,850              497

*Includes broker nonvotes.

Directors whose term continued after the meeting:                Term Expires
-------------------------------------------------                ------------
   John J. Remaley                                               April, 2002
   Herman P. Snyder                                              April, 2002
   Robert L. Wagner                                              April, 2003
   Robert W. Beitler                                             April, 2003
   John F. Simock                                                April, 2003

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     a)  Exhibits

               3(i) Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to
                         Exhibit 3 (i) to Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

               3(ii) Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3 (ii) to Form 10 filed with the commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

               4         Instruments Defining the Right of Security Holders (See
                         Exhibit 3(i) and 3 (ii), above).

               11 Statement Re: Computation of Per Share Earnings (See Management Discussion and Analysis, above).

     b)  Reports on Form 8-K

                None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                   NEFFS BANCORP, INC.


Date: August 14, 2001              /s/  John J. Remaley
                                        John J. Remaley, President


Date: August 14, 2001              /s/  Duane J. Costenbader
                                        Duane J. Costenbader, Asst. Secretary