Form 10-Q
period 2001-09-30
NEFFS BANCORP INC
filed 2001-11-14
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ---------    -----------

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


                     5629 PA Route 873, P.O. Box 10, Neffs, PA l8065-0010
         --------------------------------------------------------------
                    (Address of principal executive offices)

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

                       Yes    x        No

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 10/31/01, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX


                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited) ....................             3
         September 30, 2001, and December 31, 2000

         Consolidated Statements of Income (Unaudited) ..............             4
         Three months ended September 30, 2001 and September 30, 2000
          Nine months ended September 30, 2001 and September 30, 2000

         Consolidated Statement of Stockholders' Equity (Unaudited)..             5
         Nine months ended September 30, 2001 and September 30, 2000

         Consolidated Statements of Cash Flows (Unaudited) ..........             6
         Nine months ended September 30, 2001, and September 30, 2000

         Notes to Consolidated Financial Statements (Unaudited) .....           7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................          9-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .            18

PART II. OTHER INFORMATION ..........................................            19

Note 1  Legal Proceedings ...........................................            19

Note 2  Changes in Securities .......................................            19

Note 3  Defaults Upon Senior Securities .............................            19

Note 4  Results of Votes of Security Holders ........................            19

Note 5  Other Information ...........................................            19

Note 6  Exhibits and Reports on Form 8-K ............................         19-20

        Signatures ..................................................            20

                      NEFFS BANCORP, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (Unaudited)

                                                                            September 30,   December 31,
Dollars in thousands                                                          2001             2000
                                                                            --------------------------
                                   ASSETS

Cash and due from banks                                                        $2,483           $2,163
Interest bearing deposits with banks                                               36               49
Federal funds sold                                                              3,065               46
Securities available for sale                                                   3,662            3,218
Securities held to maturity, market value                                      63,427           64,811
    2001 $63,832 2000 $63,450

Loans                                                                          73,647           70,010
   Less allowance for loan losses                                                (415)            (440)
                                                                            --------------------------
                       Net loans                                               73,232           69,570
                                                                            --------------------------

Premises and equipment, net                                                     2,219            2,104
Other assets                                                                    1,210            1,454
                                                                            --------------------------
                       Total assets                                          $149,334         $143,415
                                                                            ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                                $11,146          $12,236
           Interest bearing                                                   106,964          101,485
                                                                            --------------------------
                       Total Deposits                                         118,110          113,721
                                                                            --------------------------
     Other liabilities                                                            997            1,034
                                                                            --------------------------
                        Total liabilities                                     119,107          114,755
                                                                            --------------------------

Stockholder's Equity
    Common stock, $1 par value, authorized 2,500,000 shares;                      200              200
           issued 200,000 shares; outstanding 2001 196,431 shares;
           2000 197,084 shares
     Additional paid-in capital                                                   609              609
     Retained earnings                                                         30,014           28,322
    Accumulated other comprehensive income(loss), net of deferred
             taxes 2001 $10; 2000 $9                                               19               17
    Less treasury stock at cost 2001 3,569 shares; 2000 2,916 shares             (615)            (488)
                                                                            --------------------------
                           Total stockholders' equity                          30,227           28,660
                                                                            --------------------------

                           Total liabilities and stockholders' equity        $149,334         $143,415
                                                                            ==========================


See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended           Nine Months Ended
                                                                  September 30,              September 30,
Dollars in thousands
                                                             2001           2000           2001           2000
                                                           -----------------------       -----------------------
Interest income:
    Interest and fees on loans                                1,459          1,372          4,357          4,075
    Interest and dividends on investments:
           Taxable                                              768            778          2,341          2,348
           Exempt from federal income taxes                     282            267            814            810
           Interest on federal funds sold and others             32              6             67             10
                                                           -----------------------       -----------------------
                        Total interest income                 2,541          2,423          7,579          7,243
                                                           -----------------------       -----------------------


Interest Expense:
    Interest on deposits                                      1,290          1,182          3,833          3,439
    Interest on short-term borrowings                            --              8              3             39
                                                           -----------------------       -----------------------
                         Total interest expense               1,290          1,190          3,836          3,478
                                                           -----------------------       -----------------------

                         Net interest income                  1,251          1,233          3,743          3,765
                                                           -----------------------       -----------------------

Other income:
    Service charges on deposit accounts                          40             38            118            117
    Other service charges and fees                               20             17             55             58
    Gain on sale of foreclosed real estate                       --             --              7             --
    Other income                                                  3              5             13             51
    Net security gains                                            2             --              5             --
                                                           -----------------------       -----------------------
                         Total other income                      65             60            198            226
                                                           -----------------------       -----------------------

Other expenses:
    Salaries and employee benefits                              236            217            694            650
    Occupancy                                                    38             37             86             81
    Furniture and equipment                                      32             33             96            129
    Pennsylvania shares tax                                      66             60            195            179
    Other expenses                                              146            109            408            315
                                                           -----------------------       -----------------------
                         Total other expenses                   518            456          1,479          1,354
                                                           -----------------------       -----------------------

                         Income before income taxes             798            837          2,462          2,637
                                                           -----------------------       -----------------------

Income tax expense                                              176            202            554            637
                                                           -----------------------       -----------------------

               Net income                                      $622           $635         $1,908         $2,000
                                                           =======================       =======================

Per share data:
    Net income                                                $3.17          $3.20          $9.71         $10.06
                                                           =====================================================

    Weighted average common shares outstanding              196,431        198,585        196,518        198,875
                                                           =====================================================


    Cash dividends declared per share                            $-             $-          $1.10          $1.00
                                                           =====================================================

See Notes to Consolidated Financial Statements

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                          Accumulated
                                                              Additional     Retained        Other                        Total
                                                  Common       Paid-In       Earnings    Comprehensive   Treasury     Stockholders
Dollars in thousands                               Stock       Capital       (Deficit)    Income (loss)    Stock         Equity
                                                  ---------------------------------------------------------------------------------
   Balance, December 31, 1999                       $200         $609       $26,079           $(6)          $(89)       $26,793
                                                                                                                        -------
       Comprehensive Income:
          Net income                                   -            -         2,000             -                         2,000
          Change in unrealized net losses
              on securities available for sale                                                  5                             5
                                                                                                                        -------
             Total comprehensive income                                                                                   2,005
                                                                                                                        -------

       Cash dividends declared on common
             stock, $1.00  per share                   -            -         (198)             -              -          (198)
       Purchase of treasury stock                      -            -             -             -           (289)          (289)
                                                  ---------------------------------------------------------------------------------
   Balance, September 30, 2000                      $200         $609       $27,881           $(1)         $(378)       $28,311
                                                  =================================================================================

                                                                                          Accumulated
                                                              Additional     Retained        Other                        Total
                                                  Common       Paid-In       Earnings    Comprehensive   Treasury     Stockholders
Dollars in thousands                               Stock       Capital       (Deficit)    Income (loss)    Stock         Equity
                                                  ---------------------------------------------------------------------------------
   Balance, December 31, 2000                       $200         $609       $28,322            $17       $(488)       $28,660
                                                                                                                      -------
       Comprehensive Income:
          Net income                                   -            -         1,908              -            -         1,908
          Change in unrealized net gains
              on securities available for sale                                                   2                          2
                                                                                                                      -------
             Total comprehensive income                                                                                 1,910
                                                                                                                      -------
       Cash dividends declared on common
             stock, $1.10  per share                   -            -          (216)             -           -           (216)
       Purchase of treasury stock                      -            -             -              -        (127)          (127)
                                                  ---------------------------------------------------------------------------------
   Balance, September 30, 2001                      $200         $609       $30,014            $19       $(615)       $30,227
                                                  =================================================================================

See Notes to Consolidated Financial Statements.

               NEFFS BANCORP, INC AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
Dollars in thousands

Nine Months Ended September 30,                                       2001              2000
                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $1,908            $2,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    75               108
        Gain on sale of other real estate owned                         (7)               --
        Net accretion of securities                                   (321)             (229)
        Net security gains                                              (5)               --
        Change in assets and liabilities:
             Decrease(Increase) in:
                    Accrued interest receivable                        192                32
                    Income taxes receivable                            (33)               --
                    Other assets                                       (13)              (76)
             Increase (decrease) in:
                    Accrued interest payable                           (37)                8
                    Income taxes                                        --               (36)
                    Other liabilities                                   --                15
                                                                  --------------------------
             Net cash provided by operating activities               1,759             1,822
                                                                  --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase (decrease) in interest bearing deposits
         with banks                                                     13                19
    Net (increase) decrease in federal funds sold                   (3,019)               --
    Purchase of securities available for sale                       (1,022)              (30)
    Proceeds from maturities/calls of available
        for sale                                                       581               109
    Purchase of securities held to maturity                        (16,022)           (1,044)
    Proceeds from maturities/calls of securities held to
        maturity                                                    17,732             1,579
    Net increase in loans                                           (3,662)           (4,944)
    Proceeds from sale of other real estate owned                      104                --
    Purchases of premises and equipment                               (190)             (201)
                                                                  --------------------------
         Net cash used in investing activities                      (5,485)           (4,512)
                                                                  --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                         4,389             2,075
    Increase (decrease) in short-term borrowings                        --             1,205
    Dividends paid                                                    (216)             (198)
    Purchases of treasury stock                                       (127)             (289)
                                                                  --------------------------
        Net cash provided by financing activities                    4,046             2,793
                                                                  --------------------------
         Increase (decrease) in cash and cash equivalents              320               103

Cash and cash equivalents:
    Beginning                                                        2,163             2,294
                                                                  --------------------------
    Ending                                                          $2,483            $2,397
                                                                  ==========================

See Notes to Consolidated Financial Statements.

                             THE NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include accounts of Neffs Bancorp, Inc. ("the Company") and its wholly owned subsidiary The Neffs National Bank ("the Bank"). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

For further information, refer to the financial statements footnotes thereto included in the registration statements on Form 10 as filed with the Securities and Exchange Commission on April 27, 2001.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Common Stock Dividend and Per Share Data

On April 30, 2001, the Board of Directors declared a $216,074.10 cash dividend on common stock outstanding, paid on May 15, 2001, to shareholders of record on April 30, 2001. This resulted in a $1.10 dividend per share of common stock.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion, at this time, that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operation.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income differs from net income due to the inclusion of the net unrealized gains or losses from securities available-for-sale, net of reclassification adjustments and tax effects. Comprehensive income for the three months ended September 30, 2001 was $624,000 and $1,910,000 respectively, as compared to $647,000 and $2,005,000 for the three and nine months ended September 30, 2000, respectively.


Note 5. NEW ACCOUNTING STANDARDS

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003 but is not expected to have a significant impact on the financial condition or results of operations.

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

State No. 141 requires all business combinations to be accounted for using the purchase method of accounting. The use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero, should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination, and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and have a determinable useful life, to be amortized over the determinable useful life. The provisions of this Statement will become effective for the bank in January 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Bank on January 1, 2002 but are not expected to have a significant impact on the financial condition or results of operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

The following is management's discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for Neffs Bancorp, Inc. and its wholly owned subsidiary, The Neffs National Bank. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes as well as with the company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 27, 2001. Current performance does not guarantee and may not be indicative of similar performance in the future.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements. Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

        -       operating, legal and regulatory risks

        - economic, political and competitive forces affecting the company's services, and

        - the risk that management's analyses of these risks could be incorrect and /or that the strategies developed to address them could be unsuccessful.

        -


The company's forward-looking statements are relevant only as of the date on which the statements are made. By making forward-looking statements, the company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. Readers should carefully review the risk factors described in other periodic reports and public documents that the company files from time to time with the Securities and Exchange Commission.

OVERVIEW

Net income for the quarter decreased 2.05% to $622,000 as compared to $635,000 for the third quarter of 2000 and total revenues increased by 4.95% to $123,000 for the quarter. At September 30, 2001, the Company had total assets of $149.3 million, net loans of $73.2 million, and total deposits of $118.1 million.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The largest source of the Company's income is interest income. Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. The principal source of funding for such assets is deposits.

Interest income increased by $118,000 or 4.87% over the third quarter of 2000. Interest earning assets averaged $144.3 million for the third quarter of 2001, as compared to $135.5 million for the same period in 2000. Approximately $5.2 million or 59% of this increase was in average loans outstanding. The yield on earning assets for the third quarter of 2001 was 7.04%, a decrease of 11 basis points over the comparable period in 2000.

Interest expense for the third quarter of 2001 increased by $100,000, or 8.40% compared to the third quarter of 2000. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $99.7 million during the third quarter of 2000 to $106.8 million during the third quarter of 2001. The average rate paid on these liabilities for the third quarter of 2001 was 4.83%, an increase of 6 basis points.

Net interest income for the third quarter of 2001 increased by $18,000, or 1.46%, over the same period in 2000. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was

2.21% during the third quarter of 2001 compared to 2.38% during the same period of the previous year. The net interest margin decreased by 16 basis points from 4.09% for the third quarter of 2000 to 3.93% during the third quarter of 2001.

For the nine months ended September 30, 2001, interest income increased by $336,000, or 4.64%, over the same period in 2000. As with the third quarter, the increase for the first nine months was mostly related to the volume increases in the level of average loans outstanding. Interest earning assets for the first nine months of 2001 averaged $140.8 million versus $134.4 million for the comparable period in 2000. The yield on those assets decreased to 7.18% during the first nine months of 2001, from 7.19% for the first nine months of 2000.

Interest expense for the first nine months of 2001 totaled approximately $3.8 million, an increase of $358,000, or 10.29%, over the first nine months of 2000. The level of average interest-bearing liabilities increased from $99.8 million for the first nine months of 2000 to $104.6 million for the first nine months of 2001. The average rate paid for the first nine months of 2001 was 4.89%, up 24 basis points from 4.65% for the comparable period in the prior year.

Net interest income for the first nine months of 2001 decreased by $22,000, or
 .58%, over the same period in 2000. The Company's net interest margin decreased to 4.00% for the first nine months of 2001, from 4.20% for the first nine months of 2000.


Noninterest Income

Noninterest income for the third quarter of 2001 increased by $5,000, or 8.33% from the same period in 2000. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and net gains on sales of securities.

Noninterest income for the first nine months of 2000 included non-recurring income of $50,000, which included a $35,000 recovery of a previously charged-off bond. Recurring core noninterest income for the first nine months of 2001 was $173,000 as compared to $175,000 for the first nine months of 2000, a decrease of 1.1%. The decrease is mainly attributable to a decrease in credit insurance income.

Noninterest Expense

For the third quarter of 2001, noninterest expense increased by $62,000 or 13.6%, over the same period in 2000. The increase for the third quarter is due to additional costs for salary, advertising and the purchase of office and data processing supplies.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $19,000, or 8.76% for the third quarter of 2001 over the third quarter of 2000. This increase is consistent with increases in staff levels necessary to handle company growth.

Net other expenses increased by $37,000 or 33.94%. This increase was primarily due to expenses related to our Securities and Exchange Commission filing which increase was offset by a decrease in loan and collection expense.

For the first nine months of 2001, total noninterest expenses increased by $125,000, or 9.23% over the comparable period in 2000. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expenses and employee benefits increased by $44,000 or 6.77%, over the first nine months of 2000. The increase was due to normal salary adjustments and hiring of additional staff.

Occupancy and furniture and equipment expenses for the first nine months of 2001 were $28,000, or 13.33% lower, due to the full depreciation of certain equipment in 2000.

Pennsylvania shares tax expense totaled $195,000 for the first nine months ended September 30, 2001, an increase of $16,000, or 8.94%, over the first nine months of 2000.

Net other expenses increased by $93,000 or 29.52% for the first nine months ended September 30, 2001 over the first nine months of 2000. This increase was primarily due to public filing related expenses.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expense to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio was .31% for the three months ended September 30, 2001, slightly higher than .28% for the three months ended September 30, 2000. It was .88% for the first nine months of 2001 compared to .81% for the comparable period in 2000.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2001, the operating efficiency ratio was 39.36% compared to 35.27% for the similar period in 2000. For the nine months ended September 30, 2001, this ratio was 37.53% compared to 33.93% for the nine months ended September 30, 2000.

Provision For Federal Income Tax

The provision for federal income taxes was $176,000 for the third quarter of 2001, as compared to $202,000 for the same period in 2000. For nine months ended September 30, the provision was $554,000 and $637,000 for 2001 and 2000, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 22.50% for the first nine months of 2001 and 24.16% for the first nine months of 2000.

Net Income

Net income for the third quarter of 2001 was $622,000, a decrease of $13,000 or 2.05% under the $635,000 recorded in the third quarter of 2000. The decrease was due mainly to an increase in noninterest expenses during the second quarter of 2001, as noted in the discussion of Noninterest Expenses.

Net income for the first nine months of 2001 was $1.9 million as compared to $2 million recorded in the first nine months of 2000. The decrease was mainly due to a decrease in net interest income of $22,000 in 2001, additional expenses of $85,000 related to Securities and Exchange Commission filings in 2001 and recovery of a charged-off security of $35,000 in 2000.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the company's net income in relation to its total average assets. The company's annualized ROA for the third quarter of 2001 was 1.73% as compared to 1.81% for the third quarter of 2000. The ROA for the first nine months of 2001 and 2000 was 1.80% and 1.93% respectively. For purposes of calculating ROA, average assets were adjusted to exclude gross unrealized appreciation or deprecation on securities available for sale.

Return on average equity (ROE) indicates how effectively the company can generate net income on the capital invested by its shareholders. ROE is calculated by dividing net income by average shareholders' equity. For purposes of calculating ROE, average shareholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2001 was 8.40%, as compared to 9.08% for the third quarter of 2000. The annualized ROE for the first nine months of 2001 was 8.65%, as compared to 9.63% for the first nine months of 2000.

FINANCIAL CONDITION

Securities

During the first nine months of 2001, securities available for sale increased by $444,000 (net of unrealized appreciation) from $3.2 million at December 31, 2000 to $3.7 million at September 30, 2001. This net increase was due mainly to increase of approximately $1 million in government agency securities and a reduction of $500,000 in U.S. Treasury notes.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, equity securities and stock in correspondent banks.

During the first nine months of 2001, securities held to maturity decreased from $64.8 million to $63.4 million, as a result of an increase in the number of called securities in excess of the amount of securities purchased. Securities held to maturity include U.S. Government agency securities, tax-exempt securities, mortgage-baked securities, and equity securities.

Federal funds sold increased by $3 million during the first nine months of 2001 from $46,000 at December 31, 2000. This increase was due mainly to calls of bonds, an increase in deposit accounts and represents a temporary investment until higher yielding assets become available. Total securities and federal funds sold aggregated $70.2 million at September 30, 2001, and represented 47% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2001 was 6.91% as compared to 7.02% for the similar period of 2000.

NET LOANS RECEIVABLE

During the first nine months of 2001, net loans receivable increased by $3.6 million from $69.6 million at December 31, 2000, to $73.2 million on September 30, 2001. Net loans receivable represented 62% of total deposits and 49% of total assets at September 30, 2001, as compared to 61% and 49%, respectively, at December 31, 2000.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2001, were $425,000, or .29%, of total assets as compared to $364,000, or .25%, of total assets at December 3l, 2000.

There was no foreclosed real estate owned at September 30, 2001, compared with $97,000 at December 31, 2000.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2001 and 2000, and December 3l, 2000.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in thousands)

                                                            30-Sep          December 31,            30-Sep
                                                             2001                2000                2000
Nonaccrual Loans:
Commercial                                                $     4             $     4             $    --
Consumer                                                       --                  --                   9
Real Estate:
        Construction                                           --                  --
        Mortgage                                              300                  --                  --
                                                          -------             -------             -------
            Total nonaccrual                                  304                   4                   9
Restructured loans                                             --                  --                  --
                                                          -------             -------             -------
            Total nonperforming loans                         304                   4                   9
Foreclosed real estate                                         --                  97                  97
                                                          -------             -------             -------
             Total nonperforming assets                       304                 101                 106
Loans past due 90 days or more                                121                 263                 136
                                                          -------             -------             -------
             Total nonperforming assets and
                loans past due 90 days or more            $   425             $   364             $   242
Nonperforming loans to total loans                           0.58%               0.51%               0.35%
Nonperforming assets to total assets                         0.29%               0.25%               0.17%

The following table sets forth the corporation's provision and allowance for loan losses.

              ALLOWANCE FOR LOAN LOSSES
               (Dollars in thousands)

                                                      9 months             Year
                                                        Ending             Ending
                                                       Sept. 30,        December 31,
                                                         2001             2000
                                                        --------         --------
Balance at beginning of period                          $    440         $    461
Provisions charged to operating expenses                      --               --
Recoveries of loans previously charged-off
      Commercial                                              --               --
      Consumer                                                 5                4
      Real Estate                                             --               --
                                                        --------         --------
Total Recoveries                                               5                4
Loans Charged Off:
      Commercial                                               7               --
      Consumer                                                17               25
      Real Estate                                              6               --
                                                        --------         --------
Total Charged-off                                             30               25
Net Charge-offs                                               19               21
Balance at end of period                                $    415         $    440
Net charge-offs as a percentage of                          0.04%            0.03%
   average loans outstanding
Allowance for loan losses as a percentage of                0.56%            0.63%
   period-end loans

DEPOSITS

Total deposits at September 30, 2001 were $118.1 million, up $4.4 million, or 3.86%, over total deposits of $l13.7 million at December 3l, 2000. The average balances for nine months ended September 30, 2001 and 2000 are presented in the following table.



                    Nine Months Ended September 30

                                                    2001                        2000
                                           Average      Average       Average       Average
Demand Deposits:                           Balance        Rate        Balance        Rate
                                          -------------------------------------------------
   Noninterest bearing                     $11,394                     $11,374
   Interest bearing                          7,049         2.30%         6,389       2.15%
Savings                                     28,675         3.18%        28,135       3.10%
Time Deposits greater than $100,000         16,316         5.98%        14,959       6.05%
Time Deposits less than $100,000            52,491         5.83%        49,777       5.94%
                                          --------                    --------
        Total Deposits                    $115,925                    $110,634

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

The company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2001, the company's simulation model indicates net interest income would increase 2.1% within the first year if rates increased as described above. The model projects that net income would decrease by 3.3% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk under the policies established by ALCO.

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

CAPITAL ADEQUACY

At September 30, 2001, shareholders' equity totaled $30.2 million, up 5.47% over shareholders' equity of $28.7 million at December 31, 2001. Shareholders' equity at September 30, 2001 included a $19,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross shareholders' equity changed by an increase of $622,000 in retained net income for the third quarter.

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

The following table provides a comparison of the company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:



                                                                             To Be Well Capitalized
 Risk-Based              Sept. 30,        Dec. 31,        For Capital         Under Prompt Corrective
Captial Ratios:            2001             2001       Adequacy Purposes          Action Provisions
                         -----------------------------------------------------------------------------
Tier 1                    36.28%           34.30%            4.00%                      6.00%

Total                     36.78%           34.80%            8.00%                     10.00%

Leveraged Total           20.01%           19.97%            4.00%                      5.00%


At September 30, 2001, the consolidated capital levels of the company and of the subsidiary bank met the definition of a "well capitalized" institution.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Due to the extent that rates have declined this year, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has 30.7% of its deposits in NOW and savings accounts, which it considers core deposits, and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this market is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The net interest income at risk position of the Bank remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank equity value at risk. Please refer to the registration statement on Form 10 as filed with the Securities and Exchange Commission on April 27, 2001.

PART II

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

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     a)    Exhibits

              3(i) Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3 (i) to Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.

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


                                       NEFFS BANCORP, INC.


Date:                                  /s/ John J. Remaley
                                       John J. Remaley, President


Date:                                  /s/ Duane J. Costenbader
                                       Duane J. Costenbader, Asst. Secretary