Form 10-K405
period 2001-12-31
NEFFS BANCORP INC
filed 2002-04-01
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.
                                       or
| |  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to         .
                                                         --------    --------

                           Commission File #0-32605

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2400383
   ----------------------------------            -----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

                5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010
      --------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (610)767-3875
        -----------------------------------------------------------------

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $1.00 par value
                          -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the registrant is $27,408,960.

      The number of shares of the Issuer's common stock, par value $1.00 per share, outstanding as of March 15, 2002 was 196,431.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statements for the Annual Meeting of Shareholders.

      (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 15, 2002. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                               NEFFS BANCORP, INC.
                           FORM 10-K TABLE OF CONTENTS

Part I.                                                                            Page
      Item 1.  Business........................................................       1

      Item 2.  Properties......................................................       7

      Item 3.  Legal Proceedings...............................................       8

      Item 4.  Submission of Matters to a Vote of Security Holders.............       8

Part II.

      Item 5.  Market for Registrant's Common Equity and
               Related Shareholder Matters.....................................       8

      Item 6.  Selected Financial Data.........................................       9

      Item 7.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations.......................................       9

      Item 7A. Quantitative and Qualitative Disclosures about Market Risk......       9

      Item 8.  Financial Statements and Supplementary Data.....................      10

      Item 9.  Changes In and Disagreements with Account and on Accounting
               And Financial Disclosure........................................      10

Part III.

      Item 10.  Directors and Executive Officers of the Registrant.............      11

      Item 11.  Executive Compensation.........................................      11

      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management.....................................................      11

      Item 13.  Certain Relationships and Related Transactions.................      11

      Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K............................................      11

Part I.

Item I. Business

Forward-Looking Statements

      Neffs Bancorp, Inc. (the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

      These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new services by customers; the willingness of customers to substitute competitors' products and services for the Corporation's products and services and vice versa; the impact of the changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological acquisitions being less than expected; the growth and profitability of the Corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

      The Corporation cautions that the foregoing list of important factors is not exclusive. The corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

General

      Neffs Bancorp, Inc. (the "Corporation") is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Corporation was incorporated on March 24, 1986 and became an active bank holding company on October 31, 1986.

      As of December 31, 2001, the Corporation has approximately $156 million in assets, $125 million in deposits, $73 million in total loans, and $30 million in stockholder's equity. The bank is a member of the Federal Reserve System (FRB) and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation
(FDIC) to the fullest extent permitted by law.

      The Corporation's principal executive office is located at 5629 PA Route 873, Neffs, Pennsylvania 18065, and its telephone number is (610) 767-3875.

      As of December 31, 2001, the Corporation had 32 employees, of which 27 were full-time employees. Management believes the Corporation's relationship with its employees is good.

      The Neffs National Bank ("Neffs" or the "Bank") provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The Bank's lending and investment activities are funded principally by retail deposits gathered through its retail banking facility.

Service Area

      The Bank offers it's lending and depository services from its Main Office in Neffs, Pennsylvania.

Retail and Commercial Banking Activities

      The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts, regular savings accounts, interest checking accounts, overdraft checking protection, fixed rate certificates of deposits, individual retirement accounts, club accounts, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity. The Bank also offers construction loans and permanent mortgages for homes.

      The Bank directs its commercial lending principally toward businesses that require funds within the Bank's legal limit, as determined from time to time, and that otherwise do business and/or are depositors with The Neffs National Bank. The Bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit. In consumer lending, the Bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.

      The Corporation has focused its strategy for growth primarily on the further development of its community-based retail-banking facility. The objective of this corporate strategy is to maximize the total return to the corporation so as to adequately reward the shareholder and to continue as a sound and successful community oriented and independently operated financial institution. The Corporation's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient location, free checking and extended hours of operation.

      The Corporation is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Corporation.

Competitive Business Conditions / Competitive Position

      The Corporation's current primary service area, generally characterized as Northern Lehigh County, Pennsylvania, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Neffs. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds.

      Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which Neffs does not directly offer (but which the Bank may offer indirectly through other institutions). Many institutions, by virtue of their total capital, can have substantially higher lending limits than Neffs.

      In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $4,500,000 as of December 31, 2001) enables it to compete effectively for the business of smaller companies.

      In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low or no minimum deposit requirements.

      In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors, and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions.

      The Bank endeavors to be competitive with all competing financial institutions in this primary service area with respect to interest rates paid on time and savings deposits, its overdraft charges on deposit accounts, and interest rates charged on loans.

Supervision and Regulation

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Corporation. The regulatory framework is intended primarily for the protection of depositors, other customers and the Federal Deposit Insurance Funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes or regulatory policy may have a material effect on the business of the company.

The Corporation

      The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

      The Corporation is subject to the provision of the Bank Holding Company Act of 1956, as amended. The Corporation is subject to supervision and examination by the Federal Reserve Board ("FRB"). Under the Bank Holding Company Act, the Corporation must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

      Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Neffs is currently rated "satisfactory" under the Community Reinvestment Act.

      The Corporation is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and on or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connections with the extension of credit or provision for any property or service. Thus, an affiliate of the Corporation, such as the Bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the Corporation or it's subsidiary or (ii) the customer's refraining from doing business with a competitor of the Corporation or of its subsidiary. The Corporation or the Bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company, and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Bank

      As a nationally charted commercial banking association, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (OCC) and is required to furnish quarterly reports to the OCC. The Bank is a member of the Federal Reserve System. The Bank's deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

      The approval of the OCC is required for the establishment of additional branch offices.

      Under the Change in Banking Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days prior written notice to the OCC. Under this Act and the regulations promulgated there under, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the common Stock. The OCC is empowered to disapprove any such acquisition of control.

      The amount of funds that Neffs may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

      The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the corporation.

      As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations which may affect the cost of doing business.

Recent Legislation

      On November 12, 1999, the Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act, was signed into law, that repealed provisions of the Depression-era Glass-Steagall Act. The Glass-Steagall Act prohibited banks from engaging in securities and insurance business.

      The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

              Generally, the Financial Services Modernization Act:

      - repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies and other financial service providers;

      - provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

      - broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries to include banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines;

      - provides an enhanced framework for protecting the privacy of consumer information;

      - adopts a number of provisions related to the capitalization, membership, corporate governance and the other measures designed to modernize the Federal Home Loan Bank system;

      - modifies the laws governing the implementation of the Community Reinvestment Act;

      - addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions; and

      -     expressly preempts state insurance laws.

In order for the Corporation to take advantage of the new law, it must become a financial holding company. To become a financial holding company, the Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for financial holding companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are "well-capitalized" and "well-managed." In addition, the Federal Reserve must determine that each insured depository institution subsidiary of the Corporation has at least a "satisfactory" CRA rating.

The Financial Services Modernization Act also permits banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion. A national bank must exclude from its assets and capital all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

The Corporation and its subsidiary bank do not believe that the Financial Services Modernization Act will have a material effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Service Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the company and the banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Corporation and its subsidiary bank.

National Monetary Policy

      In addition to being affected by general economic conditions, the earnings and growth of the Corporation are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

      The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings, and growth of the Corporation cannot be predicted.

Effects of Inflation

      Inflation has some impact on the Bank's operating costs. Unlike industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services Environmental Laws

      There are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable, under certain circumstances, for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Corporation nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Bank aware of any circumstances that may give rise to liability under any such statute

Consolidated Financial and Statistical Profile

      The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations in the annual report to shareholders for the year ended December 31, 2001 which is incorporated herein by reference.

      Table 1 provides the allocation of the allowance for loan losses to the various loan types and provides percentages of those loan types to the total loan portfolio. Based on evaluation of prior years losses and the credit risk, the Bank allocated more of the allowance for loan loss to commercial real estate and residential real estate loans for the year-end 2001.

                                     TABLE 1
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (In Thousands)

                                                  2001                          2000
                                                        Percent of                     Percent of
                                                       Loan Type to                   Loan Type to
                                          Amount       Total Loans       Amount        Total Loans
                                          ------       -----------       ------        -----------
Commercial                                   $21              6.31%         $29               8.53%
Commercial real estate                        71             14.16%          42              10.54%
Real estate construction                       5              1.51%          18               5.27%
Residential real estate                      185             54.38%         168              49.58%
Home equity                                   70             14.98%          68              17.25%
Installment                                   85              8.66%          88               8.83%
Unallocated                                    8                N/A          27                 N/A
                                            ----               ---         ----                ---
   Total                                    $445               100%        $440                100%
                                            ====               ===         ====                ===

Item 2. Properties

Main Office

      The main office of Neffs is located at 5629 PA Route 873, North Whitehall Township, Neffs, PA 18065. The Bank owns and occupies a 12,475 square feet building, containing a banking floor, lobby, administrative offices, lending offices, operations center, and executive offices. During 2001, the bank completed construction of two (2) additional lanes, for a total of five (5) lanes, to its drive thru facility located adjacent to the main building. The bank also owns a vacant lot behind the headquarters. Situated on the lot are a baseball field, basketball court and playground facility, all of which are available for use by the public.

      The Corporation also owns property at 5645 PA Route 873, Neffs, PA 18065. This property is available for lease and may be considered for further bank expansion.

Item 3. Legal Proceedings

      The Corporation is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      This item is omitted since no matters were submitted to a vote of security holders during the fourth quarter of 2001.

Part II.

Item 5.  Market For Registrant's Common Equity
         and Related Shareholder Matters

      The company's common stock is currently quoted on the National Quotations Bureau's Electronic Quotation Service ("Pink Sheet") under the trading symbol NEFB. The company's common stock is traded over-the-counter from time to time, primarily in the company's geographic service area, through several local market makers.

      The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years. The prices per share have been adjusted to reflect common stock dividends with record dates of April 30, 2001 and October 31, 2001. As of December 31, 2001, there were approximately 605 holders of record of the Corporation's common stock.

                                                  Sales Price
Quarter Ended:                             High                     Low
--------------                             ----                     ---
    March 31, 2001                       $216.00                  $186.00
    June 30, 2001                         210.00                   188.00
    September 30, 2001                    200.00                   192.00
    December 31, 2001                     200.00                   186.00
                                         -------                  -------

    March 31, 2000                       $196.00                  $195.00
    June 30, 2000                         196.00                   196.00
    September 30, 2000                    194.00                   180.00
    December 31, 2000                     193.00                   180.00
                                         -------                  -------

Dividends and Dividend History

      The Corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2001, a dividend of $1.10 per share was paid to stockholders on May 15th and November 15th.

      The holders of Common Stock of the Corporation are entitled to receive dividends as may be declared by the Board of Directors with respect to the Common Stock out of funds of the Corporation. While the Corporation is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Corporation to pay dividends to the holders of its Common Stock will depend to a large extent upon the amount of dividends paid by the Bank to the Corporation.

      The ability of the Corporation to pay dividends on its Common Stock in the future will depend on the earnings and the financial condition of the Bank and the Corporation. The Corporation's ability to pay dividends will be subject to the prior payment by the Corporation of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.

      Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare a dividend in excess of its accumulated retained earnings.

Item 6. Selected Financial Data

      The information required by this item is set forth in the Corporation's 2001 Annual Report and is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated by reference from the Corporation's 2001 Annual Report.

Item 7A.

Sensitivity Analysis

      In an effort to assess market risk, the Bank utilizes a simulation model to determine the effect of increases or decreases in market interest rates on net interest income and net income.

      The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the Bank's net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of the Bank's earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. The percentage declines in the table below are measured as percentage changes from the values of simulated net interest income in the current rate scenario and the impact of those changes on the prior year's net income.

      The aforementioned assumptions are revised based on defined scenarios of assumed speed and direction changes of market interest rates. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions, as well as management strategies, among other factors. Because it is difficult to accurately quantify into assumptions the reaction of depositors and borrowers to market interest rate changes, the actual net interest income and net income results may differ from simulated results. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurances as to the predictive nature of these assumptions.

      Table 2 reflects the Bank's net interest income and net income sensitivity analysis as of December 31, 2001 and 2000. The schedule indicates that as of December 31, 2001, a hypothetical 200 basis point decline in prevailing market interest rates would cause the Bank's net interest income to decline less than 3% from the current rate scenario and after adjusting for income taxes a 200 basis point rise n rates would cause less than a 3% decline to net income in comparison to the net income earned in 2001. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

                                     TABLE 2
                              SENSITIVITY ANALYSIS

                                                                             Percent Decrease in Categories
                                                            Market Interest                                  Market Interest Rate
                                                            Rate Decline of          Current Market             Increase of 200
                                                           200 Basis Points          Interest Rates              Basis Points
Net Interest Income:
  Policy Limit                                                    5%                                                  5%
Hypothetical Percent Decrease
  From Current Rate Scenario:
   As of December 31, 2001                                   (Less Than)3%                 -                   (Less Than)1%
   As of December 31, 2000                                   (Less Than)2%                 -                   (Less Than)1%
Net Income:
Hypothetical Percent Decrease
 From Prior Year's Net Income:
   As of December 31, 2001                                   (Less Than)7%                 -                   (Less Than)3%
   As of December 31, 2000                                   (Less Than)4%                 -                   (Less Than)3%

Item 8. Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference from the Corporation's 2001 Annual Report.

Item 9. Changes In and Disagreements with Accountants and on Accounting and Financial Disclosure

      On October 3, 2000, our board of directors unanimously approved the dismissal of our independent accountants, Stokes & Hinds LLC (Stokes), for the audits of our consolidated financial statements for the year ended December 31, 2000, and on October 5, 2000, we engaged Beard Miller Company LLP as our independent accountants.

      The reports of Stokes for the fiscal years ended December 31, 1998 and 1999 contained no adverse opinions, disclaimer of opinions or qualification or modification as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended December 31, 1998 and 1999, and the interim period from January 1, 2000 through March 8, 2002, we had no disagreements with Stokes on any accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of Stokes would have caused them to make reference to the subject matter of the disagreement in connection with their reports. No event described in paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the SEC has occurred within our fiscal years ending December 31, 1998 and 1999, or the period from January 1, 2000 through October 3, 2000.

      We did not consult with Beard Miller Company LLP during the fiscal years ended 1998 and 1999, and the interim period from January 1, 2000 through October 3, 2000 on any matter which was the subject of any disagreement or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion to be issued on the financial statements.

Item 10. Directors and Executive Officers of the Registrant

      The information required in this part has been incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Corporation's 2002 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 8, 2002.

Item 11. Executive Compensation

      The information required in this part has been incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Corporation's 2002 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 8, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required in this part has been incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Corporation's 2002 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 8, 2002.

Item 13. Certain Relationships and Related Transactions

      The information required in this part has been incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Corporation's 2002 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 8, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   (1)   Financial Statements are incorporated by reference in Part II,
                  Item 8 hereof:

                                                                     Annual Report Page #
                                                                     --------------------
                  Report of Independent Auditors                                        1
                  Consolidated Balance Sheets                                           2
                  Consolidated Statements of Income                                     3
                  Consolidated Statements of Stockholder's Equity                       4
                  Consolidated Statements of Cash Flows                                 5
                  Notes to Consolidated Financial Statements                            6

            (2) Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

            (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

            No       Description
            ---      -----------
            3.1      Amended and Restated Articles of Incorporation of The
                     Corporation Bancorp, Inc. (Incorporated by reference to
                     Exhibit 3(i) of the Registration Statement on Form 10
                     dated and as filed with the Commission on April 27,
                     2001.)

            3.2      Amended and Restated Bylaws of The Corporation Bancorp,
                     Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

            4 Instruments defining the Rights of Security Holders (See exhibits 3(i) and 3(ii), above.)

            11       Statement re: computation of per share earnings. See
                     Note 2 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

            12 Statement of Computation of Ratios (See the information appearing on page 40 of the Registrant's Summary of Selected Financial Data, which page is included in
                     Exhibit 11 and page 40 of Registrant's 2001 Annual
                     Report, which pages are included in Exhibit 13.)

            13       Excerpts from the Neffs Bancorp Inc. Annual Report to
                     Stockholders.

            21       Subsidiary of the Registrant

            99       Report of Independent Auditors - Stockes & Hinds, LLC.

      (b)   Reports filed on Form 8-K.

            None.

      (c)   Exhibits required by item 601 of Regulation SK.

See Item 14(a)(3) above.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               Neffs Bancorp, Inc.

        Date:  March 30, 2002                  By  /s/ John J. Remaley
                                                  ----------------------------
                                                  John J. Remaley
                                                  President and Chief Executive
                                                  Officer

      Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                      Title                       Date
        ----------                      -----                       ----

/s/ John J. Remaley            President, Chief Executive      March 30, 2002
-------------------------      Officer and Director
    John J. Remaley

/s/ Herman P. Snyder           Vice President and Director     March 30, 2002
-------------------------
    Herman P. Snyder

/s/ Robert B. Heintzelman      Director                        March 30, 2002
-------------------------
    Robert B. Heintzelman

/s/ Robert L. Wagner           Director                        March 30, 2002
-------------------------
    Robert L. Wagner

/s/ John F. Simock             Director                        March 30, 2002
-------------------------
    John F. Simock