Form 10-Q
period 2002-03-31
NEFFS BANCORP INC
filed 2002-05-15
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File _0__-___32605__

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

                       Yes             No     X
                            -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of 4/30/02, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

                                                                                                  Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited).........................       3
         March 31, 2002, and December 31, 2001

         Consolidated Statements of Income (Unaudited)......................................       4
         Three months ended March 31, 2002 and March 31, 2001

         Consolidated Statement of Stockholders' Equity  (Unaudited)........................       5
         Three months ended March 31, 2002 and March 31, 2001

         Consolidated Statements of Cash Flows (Unaudited)..................................       6
         Three months ended March 31, 2002, and March 31, 2001

         Notes to Consolidated Financial Statements (Unaudited).............................       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................      16

PART II. OTHER INFORMATION..................................................................      17


         Signatures.........................................................................      18

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          March 31    December 31
Dollars in thousands                                                        2002         2001
                                                                         ---------    -----------
                                 ASSETS

Cash and due from banks                                                  $   2,251    $   2,909
Interest bearing deposits with banks                                            52           45
Federal funds sold                                                           4,160        2,076
Securities available for sale                                                7,694        5,433
Securities held to maturity, market value
    2002: $72,166 ; 2001 $69,593                                            73,648       70,221

Loans                                                                       71,569       72,616
   Less allowance for loan losses                                             (460)        (446)
                                                                         ---------    ---------
                       Net loans                                            71,109       72,170
                                                                         ---------    ---------

Premises and equipment, net                                                  2,326        2,319
Other assets                                                                 1,357        1,276
                                                                         ---------    ---------
                       Total assets                                      $ 162,597    $ 156,449
                                                                         =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits

          Non-interest bearing                                           $  11,587    $  11,593
          Interest bearing                                                 118,944      113,339
                                                                         ---------    ---------
                       Total deposits                                      130,531      124,932
     Other liabilities                                                         882        1,019
                                                                         ---------    ---------
                        Total liabilities                                  131,413      125,951
                                                                         ---------    ---------

Stockholders' Equity

    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 2002 196,431 shares;
           2001 196,431 shares                                                 200          200
     Additional paid-in capital                                                609          609
     Retained earnings                                                      31,115       30,404
    Accumulated other comprehensive income (loss), net of deferred
             taxes 2002 $(65); 2001 $(52)                                     (125)        (100)
    Less treasury stock at cost 2002: 3,569 shares; 2001: 3,569 shares        (615)        (615)
                                                                         ---------    ---------
                           Total stockholders' equity                       31,184       30,498
                                                                         ---------    ---------

                           Total liabilities and stockholders' equity    $ 162,597    $ 156,449
                                                                         =========    =========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands

Quarters Ended March 31,                                                       2002       2001
                                                                           --------   --------
Interest income:
    Interest and fees on loans                                                1,382      1,415
    Interest and dividends on investments:
           Taxable                                                              738        795
           Exempt from federal income taxes                                     383        266
    Interest on federal funds sold and other                                     20         14
                                                                           --------   --------
                        Total interest income                                 2,523      2,490
                                                                           --------   --------

Interest Expense:
    Interest on deposits                                                      1,216      1,265
    Interest on short-term borrowings                                            --          3
                                                                           --------   --------
                      Total interest expense                                  1,216      1,268
                                                                           --------   --------

                      Net interest income                                     1,307      1,222
                                                                           --------   --------

Provision for loan losses                                                        20         --
                                                                           --------   --------

                     Net interest income after provision for loan losses      1,287      1,222
                                                                           --------   --------

Other income:
    Service charges on deposit accounts                                          45         38
    Other service charges and fees                                               17         12
    Gain on sale of foreclosed real estate                                       --          7
    Other income                                                                  6          5
    Net security gains                                                            1          1
                                                                           --------   --------
                         Total other income                                      69         63
                                                                           --------   --------

Other expenses:
    Salaries and employee benefits                                              245        227
    Occupancy                                                                    23         23
    Furniture and equipment                                                      35         32
    Pennsylvania shares tax                                                      76         62
    Other Expenses                                                               99        113
                                                                           --------   --------
                         Total other expenses                                   478        457
                                                                           --------   --------

                         Income before income taxes                             878        828
                                                                           --------   --------

Income tax expense                                                              167        189
                                                                           --------   --------

                        Net income                                         $    711   $    639
                                                                           ========   ========

Per share data:
    Earnings per share, basic and diluted                                  $   3.62   $   3.25
                                                                           ========   ========

    Weighted average common shares outstanding                              196,431    196,605
                                                                           ========   ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                            Accumulated
                                                                    Additional                 Other                      Total
                                                        Common       Paid-In     Retained   Comprehensive    Treasury  Stockholders'
Dollars in thousands                                     Stock       Capital     Earnings   Income (Loss)      Stock      Equity
                                                       -----------------------------------------------------------------------------
Balance, December 31, 2000                             $    200     $    609     $ 28,322     $     17       $   (488)   $ 28,660
                                                                                                                         -----------
    Comprehensive Income:
       Net income                                            --           --          639           --             --         639
       Change in unrealized net gains on
           securities available for sale, net of tax         --           --           --           10             --          10
                                                                                                                         -----------
          Total comprehensive income                                                                                          649
                                                                                                                         -----------
    Purchase of treasury stock                               --           --           --           --           (127)       (127)
                                                       ----------------------------------------------------------------------------
Balance, March 31, 2001                                $    200     $    609     $ 28,961     $     27       $   (615)   $ 29,182
                                                       =============================================================================



                                                                                            Accumulated
                                                                    Additional                 Other                      Total
                                                        Common       Paid-In     Retained   Comprehensive    Treasury  Stockholders'
Dollars in thousands                                     Stock       Capital     Earnings   Income (Loss)      Stock      Equity
                                                       -----------------------------------------------------------------------------
Balance, December 31, 2001                             $    200     $    609     $ 30,404     $   (100)      $   (615)   $ 30,498
                                                                                                                         --------
    Comprehensive Income:
       Net income                                            --           --          711           --             --         711
       Change in unrealized net gains on
           securities available for sale, net of tax         --           --           --          (25)            --         (25)
                                                                                                                         --------
          Total comprehensive income                                                                                          686
                                                       ----------------------------------------------------------------------------

Balance, March 31, 2002                                $    200     $    609     $ 31,115     $   (125)      $   (615)   $ 31,184
                                                       =============================================================================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Quarter Ended March 31,                                        2002        2001
                                                             -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $   711    $   639
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                              23         24
        Provision for loan losses                                 20         --
        Gain on sale of foreclosed real estate                    --         (7)
        Net accretion of securities                             (127)      (112)
        Net security gains                                        (1)        (1)
        Change in assets and liabilities:
            (Increase) Decrease in:
                    Accrued interest receivable                  (10)       118
                    Income taxes receivable                      (40)        11
                    Other assets                                 (18)       (52)
             Increase (decrease) in:
                    Accrued interest payable                     (82)       (73)
                    Income taxes                                  --        180
                    Other liabilities                            (55)      (225)
                                                             -------    -------
             Net cash provided by operating activities           421        502
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase (decrease) in interest bearing deposits
         with banks                                               (7)        26
    Net increase in federal funds sold                        (2,084)      (338)
    Purchase of securities available for sale                 (3,021)        --
    Proceeds from maturities/calls of securities available
        for sale                                                 722        276
    Purchase of securities held to maturity                   (7,960)    (5,494)
    Proceeds from maturities/calls of securities held to
        maturity                                               4,661      5,770
    Net (increase) decrease in loans                           1,041       (300)
    Proceeds from sale of foreclosed real estate                  --        104
    Purchases of premises and equipment                          (30)       (11)
                                                             -------    -------
         Net cash provided (used in) investing activities     (6,678)        33
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                   5,599        409
    Purchases of treasury stock                                   --       (127)
                                                             -------    -------
        Net cash provided by financing activities              5,599        282
                                                             -------    -------

         Increase (decrease) in cash and cash equivalents       (658)       817

Cash and cash equivalents:
    Beginning                                                  2,909      2,163
                                                             -------    -------
    Ending                                                   $ 2,251    $ 2,980
                                                             =======    =======

Supplementary Cash Flows Information

    Interest Paid                                            $ 1,297    $ 1,341
                                                             =======    =======

    Income Taxes Paid                                        $   284    $   262
                                                             =======    =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ending March 3l, 2002, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2002. These statements should be read in conjunction with notes to the financial statements contained in the 2001 Annual Report to Stockholders.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Recently Issued FASB Statements

In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003. Adoption of this statement is not expected to have a material impact on the Corporation's financial condition or results of operations.

Note 3.  COMMITMENTS AND CONTIGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

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

OVERVIEW

Net income for the quarter increased 11.3% to $711,000 as compared to $639,000 for the first quarter of 2001 and total revenues increased by 1.5% to $2.6 million for the quarter. Diluted net income per common share increased 11% to $3.62 per share from $3.25 per share in the first quarter a year ago. At March 31, 2002, the Corporation had total assets of $162.6 million, total loans of $71.6 million, and total deposits of $l30.5 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $153.2 million for the first quarter of 2002 as compared to $137.8 million for the same period in 2001. The increase was due to an increase in loan demand, mainly consumer installment loans and residential mortgage loans. The yield on earning assets for the first quarter of 2002 was 6.59%, a decrease of 6 basis points over the comparable period in 2001.

The growth in interest earning assets was funded primarily by an increase of $13.1 million in the average balance of deposits. Interest-bearing liabilities increased from $102.4 million during the first quarter of 2001 to $115.5 million during the first quarter of 2002. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $362,000, $9.1 million, and $3.6 million, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 4.21% for first quarter of 2002 and 4.95% for the first quarter of 2001, a decrease of 74 basis points. This was the result of the declining interest rate environment that was experienced during much of year 2001.

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

Interest income increased by $33,000, or 1.3% over the first quarter of 2001. The increase was due to growth in the Corporations' investment portfolio, which increased, at much lower interest rates, by approximately $13.7 million over the first quarter of 2001. Interest expense for the first quarter of 2002 decreased by $52,000, or 4%, compared to the first quarter of 2001. The decrease was due to the general decline in rates being paid on interest bearing deposits, mainly certificates of deposit.

Net interest income increased by $85,000, to $1.3 million, or 7.0% over the first quarter of 2001. The increase was due to the decrease in rates being paid on interest bearing deposit accounts during the first quarter of 2001. As rates continued to decrease during the second and third quarters of 2001, the Corporation reduced rates being offered on interest bearing deposit accounts, mainly certificates of deposit. Net income for the first quarter of 2002 continued to be affected by those downward rate adjustments.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2002 was 3.41% changed to 3.55% for the first quarter of 2001. During the first quarter of 2002, yields on earning assets decreased to 6.59%, yields on interest bearing deposits decreased to 4.21%, as compared to 7.20% and 4.95%, respectively, for the first quarter of 2001.

Provision for  Loan Losses

The provision for loan losses increased by $20,000 during the first quarter of 2002. There was no provision made during the first quarter of 2001. This increase was made to keep pace with the increase in the loan portfolio.

Non-interest Income

Non-interest income for the first quarter of 2002 increased by $6,000, or 9.5% from the same period in 2001. The increase was attributable to growth in deposit accounts, related service charges, and fee income derived from the sale of loan related insurance.

Non-interest Expense

For the first quarter of 2002, non-interest expenses increased by $21,000, or 4.6%, to $478,000, compared to $457,000 over the same period in 2001. Increases in employee costs, Pennsylvania shares tax and a nominal increase in operational expenses attributed to the rise in non-interest expense while being offset by decreases in other miscellaneous expenses.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $18,000, or 7.9%, for the first quarter of 2002. This increase is consistent with general wage and benefit increases as well as increases in staff levels necessary to handle the Corporation's growth from the first quarter of 2001 to the first quarter of 2002.

The total of other non-interest expenses decreased by $14,000, or 12.4%, for the three-month period ending March 3l, 2002, as compared to the same period in 2001. The decrease was due to general reduction in expenses for the first quarter, such as stationary and supplies, travel and convention, ATM transaction charges, and advertising and public relations.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equal non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled .3% for the three months ended March 3l, 2002, unchanged from the ratio of .3% as of March 3l, 2001. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2002, the operating efficiency ratio was 34.7% compared to 32.6% for the similar period in 2001.

Provision for Federal Income Taxes

The provision for federal income taxes was $167,000 for the first quarter of 2002 compared to $189,000 for the same period in 2001. The effective tax rate, which is the ratio of income tax expense to income before income taxes was 19.0% for the first three months of 2002 and 22.8% for the same period in 2001.

Net Income

Net income for the first quarter of 2002 was $711,000, an increase of $72,000, or 11.3%, over the $639,000 recorded in the first quarter of 2001. The increase was a result of an increase in net interest income, a reduction in income tax expense, and was offset by an increase in non-interest expense and an increase in provision for loan losses.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2002 was 1.80% remaining unchanges from the first quarter of 2001. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2002 was 9.28%, as compared to 9.08% for the first quarter of 2001.

FINANCIAL CONDITION

Securities

Securities available for sale increased $2.3 million to $7.7 million as of March 3l, 2002, from $5.4 million on December 3l, 2001. The increase was due to the purchase of mortgage back securities and the redemption of U.S. Treasury securities.

The securities available-for-sale portfolio had an unrealized loss of $190,000, at the end of the first quarter of 2002, due to rising interest rates during the first quarter of 2002.

During the first three months of 2002, the securities held to maturity portfolio increased $3.4 million to $73.6 million. The increase was the result of purchases of mortgage-backed securities, U. S. Government agency securities and state/municipal securities.

Federal funds sold on an over-night basis as of March 31, 2001 totaled $4.2 million, an increase of $2.1 million, or 100.4% from December 3l, 2001. The increase was due to strong growth in deposits, mainly savings accounts for reasons stated previously.

The weighted average life of the combined securities portfolio was approximately 12 years at March 3l, 2002 with a weighted yield of 6.88%.

Loan and Asset Quality and Allowance for Loan Losses

As of March 3l, 2002, total loans receivable reached $71.6 million, a decrease of $1.0 million, or 1.4%, as compared to December 3l, 2001. Loans receivable represented 54.8% of total deposits and 44.0% of total assets as of March 3l, 2002, as compared to 58.1% and 46.4%, respectively, at December 3l, 2001.

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at March 3l, 2002, were $293,000, or .18%, of total assets as compared to $298,000, or ..19%, of total assets at December 3l, 2001. There was no foreclosed real estate held by the Corporation as of March 3l, 2002 or as of December 3l, 2001.

The following summary table presents information regarding non-performing loans and assets as of March 3l, 2002 and 2001, and December 3l, 2001.

                                                NONPERFORMING LOANS AND ASSETS
                                                 (000's)

                                                 March 31,   December 31,   March 31,
                                                   2002         2001          2001
Nonaccrual Loans:
Commercial                                            2           2            20
Consumer                                             --          --            --
Real Estate:
        Construction                                 --          --
        Mortgage                                    291         296            --
                                                    ---         ---           ---
            Total nonaccrual                        293         298            20
Restructured loans                                   --          --            --
                                                    ---         ---           ---
            Total nonperforming loans               293         298            20
Other real estate                                    --          --            --
                                                    ---         ---           ---

             Total nonperforming assets             293         298            20
Loans past due 90 days or more                        9          71           154
                                                    ---         ---           ---
             Total nonperforming assets and
                loans past due 90 days or more      302         369           174
Nonperforming loans to total loans                 0.41%       0.51%         0.25%
Nonperforming assets to total assets               0.18%       0.19%         0.01%

                                              ALLOWANCE FOR LOAN LOSSES

                                                3 months    3 months
                                                Ending       Ending
                                                March 31,   March 31,
                                                 2002         2001
Balance at beginning of period                    446         440
Provisions charged to operating expenses           20          --
Recoveries of loans previously charged-off
      Commercial                                   --          --
      Consumer                                     --           3
      Real Estate                                  --          --
                                                  ---         ---
Total Recoveries                                   --           3
Loans Charged Off:
      Commercial                                   --          --
      Consumer                                      6           5
      Real Estate                                  --          --
                                                  ---         ---
Total Charged-off                                   6           5
Net Charge-offs                                     6           2
Balance at end of period                          460         438
Net charge-offs as a percentage of
   average loans outstanding                      0.01%     0.003%
Allowance for loan losses as a percentage of
   period-end loans                               0.64%     0.62%

Deposits

Total deposits at March 3l, 2002, were $130.5 million, up $5.6 million, or 4.5%, over total deposits of $124.9 million at December 3l, 2001. The average balances for the first three months of 2002 and 2001 are presented in the following table:

                                   Three Months Ended March 31,

                                     2002                 2001
                            Average       Average  Average    Average
                            Balance        Rate    Balance      Rate
                            -------        ----    --------   -------
Demand deposits:
   Noninterest-bearing      $ 11,232               $ 11,835
   Interest-bearing            7,492       1.44%      7,130     2.52%
Savings                       37,132       2.89      28,022     3.18
Time deposits                 70,901       5.20      67,293     5.93
                            --------                 ------

Total Deposits              $126,757               $114,280
                            ========               ========

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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 3l, 2002, the Corporation's simulation model indicates net interest income would increase 2.5% within the first year if rates increased as described above. The model projects that net income would decrease by 3.0% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

Capital Adequacy

At March 31, 2002, stockholders' equity totaled $31.2 million, up 2.3% over stockholders' equity of $30.5 million at December 31, 2001. Stockholders' equity at March 31, 2002 included $125,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $711,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                To Be Well
                                                                Capitalized
                                                    For Capital Under Prompt
                            March 31,  December 31, Adequacy    Corrective Action
                              2002        2001      Purposes    Provisions
                              ----        ----      --------    ----------
Risk-Based Capital Ratios:

      Tier 1 Capital         37.45%      37.00%      4.00%       6.00%

      Total  Capital         38.01       37.60       8.00       10.00

      Leveraged Capital      19.61       20.10       4.00        5.00

At March 3l, 2002, the consolidated capital levels of the Corporation and of the bank met the definition of a "well capitalized" institution.

Quantitative and Qualitative Disclosure About Market Risk

The Corporation's exposure to market risk has not changed significantly since December 3l, 2001. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

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

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5.  OTHER INFORMATION

On April 16, 2002, the Corporation declared a dividend of $1.10 per share to stockholders of record on April 30, 2002, with a payment date of May 15, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On February 27, 2002, the Corporation filed a Current Report on Form 8-K disclosing that it had amended its by-laws as they relate to the Corporation's Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                 NEFFS BANCORP, INC.


Date:  05/14/02                  /s/ John J. Remaley
                                 -----------------------------------------------
                                      John J. Remaley, President


Date: 05/14/02                   /s/ Duane J. Costenbader
                                 -----------------------------------------------
                                      Duane J. Costenbader, Asst. Secretary