Form 10-Q
period 2002-06-30
NEFFS BANCORP INC
filed 2002-08-14
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002
                                            --------------



                               NEFFS BANCORP, INC.
            ---------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                         23-2400383
  -------------------------------                           -------------------
  (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)


              5629 PA Route 873, P.O. Box 10, Neffs, PA l8065-0010
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 767-3875
                 ----------------------------------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X         No
                            -----           -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 7/31/02, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX



                                                                             Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)............3
         June 30, 2002, and December 31, 2001

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended June 30, 2002 and 2001
           Six months ended June 30, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity(Unaudited).5
         Six months ended June 30, 2002 and 2001

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Six months ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........17

PART II. OTHER INFORMATION................................................... 18



         Signatures...........................................................19




                      NEFFS BANCORP, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                    June 30,     December 31,
Dollars in thousands                                                                 2002              2001
                                                                                   ---------------------------
                                   ASSETS                                         (Unaudited)        (Audited)
Cash and due from banks                                                            $   2,522         $   2,909
Interest bearing deposits with banks                                                      18                45
Federal funds sold                                                                     6,752             2,076
Securities available for sale                                                          8,970             5,433
Securities held to maturity, market value
    2002 $75,526; 2001 $69,593                                                        75,045            70,221

Loans                                                                                 71,723            72,616
   Less allowance for loan losses                                                       (505)             (446)
                                                                                   ---------------------------
                       Net loans                                                      71,218            72,170
                                                                                   ---------------------------

Premises and equipment, net                                                            2,334             2,319
Other assets                                                                           1,491             1,276
                                                                                   ---------------------------
                       Total assets                                                $ 168,350         $ 156,449
                                                                                   ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                                     $  12,326         $  11,593
           Interest bearing                                                          123,281           113,339
                                                                                   ---------------------------
                       Total Deposits                                                135,607           124,932
     Other liabilities                                                                   976             1,019
                                                                                   ---------------------------
                        Total liabilities                                            136,583           125,951
                                                                                   ---------------------------

Stockholder's Equity
    Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares; outstanding 196,431 shares
           in 2002 and 2001                                                              200               200
     Additional paid-in capital                                                          609               609
     Retained earnings                                                                31,598            30,404
    Accumulated other comprehensive loss, net of deferred
             taxes $(13) and $(52) in 2002 and 2001, respectively                        (25)             (100)
    Less treasury stock, at cost, 3,569 shares in 2002 and 2001                         (615)             (615)
                                                                                   ---------------------------
                           Total stockholders' equity                                 31,767            30,498
                                                                                   ---------------------------

                           Total liabilities and stockholders' equity              $ 168,350         $ 156,449
                                                                                   ===========================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended                   Six Months Ended
(Dollars in thousands, except per share data)                               June 30,                          June 30,
                                                                     2002             2001              2002             2001
                                                                  ---------------------------        --------------------------
Interest income:
    Interest and fees on loans                                    $   1,383         $   1,483        $   2,765        $   2,898
    Interest and dividends on investments:
           Taxable                                                      757               778            1,495            1,573
           Exempt from federal income taxes                             432               266              815              532
           Interest on federal funds sold and other                      30                21               50               35
                                                                  ---------------------------        --------------------------
                        Total interest income                         2,602             2,548            5,125            5,038
                                                                  ---------------------------        --------------------------

Interest Expense:
    Interest on deposits                                              1,244             1,278            2,460            2,543
    Interest on short-term borrowings                                  --                --               --                  3
                                                                  ---------------------------        --------------------------
                         Total interest expense                       1,244             1,278            2,460            2,546
                                                                  ---------------------------        --------------------------

                         Net interest income                          1,358             1,270            2,665            2,492
                                                                  ---------------------------        --------------------------

Provision for loan losses                                                45              --                 65             --
                                                                  ---------------------------        --------------------------

                       Net interest income after provision
                            for loan losses                           1,313             1,270            2,600            2,492
Other income:
    Service charges on deposit accounts                                  41                40               86               78
    Other service charges and fees                                       26                23               43               35
    Gain on sale of foreclosed real estate                             --                --               --                  7
    Other income                                                         (1)                5                5               10
    Net security gains                                                 --                   2                1                3
                                                                  ---------------------------        --------------------------
                         Total other income                              66                70              135              133
                                                                  ---------------------------        --------------------------

Other expenses:
    Salaries and employee benefits                                      252               231              497              458
    Occupancy                                                            30                25               53               48
    Furniture and equipment                                              35                32               70               64
    Pennsylvania shares tax                                              69                67              145              129
    Other expenses                                                      141               149              240              262
                                                                  ---------------------------        --------------------------
                         Total other expenses                           527               504            1,005              961
                                                                  ---------------------------        --------------------------

                         Income before income taxes                     852               836            1,730            1,664
                                                                  ---------------------------        --------------------------

Income tax expense                                                      153               189              320              378
                                                                  ---------------------------        --------------------------

                                                                  ---------------------------        --------------------------
                        Net income                                $     699         $     647        $   1,410        $   1,286
                                                                  ===========================        ==========================

Per share data:
    Earnings per share, basic and diluted                         $    3.56         $    3.29        $    7.18        $    6.54
                                                                  ===========================        ==========================

    Weighted average common shares outstanding                      196,431           196,431          196,431          196,518
                                                                  ===========================        ==========================

    Cash dividends declared per share                             $    1.10         $    1.10        $    1.10        $    1.10
                                                                  ===========================        ==========================


See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                       Accumulated
                                                          Additional      Retained       Other                            Total
                                             Common         Paid-In       Earnings    Comprehensive      Treasury     Stockholders'
Dollars in thousands                         Stock          Capital       (Deficit)   Income (Loss)       Stock          Equity
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 2000                  $    200       $    609       $ 28,322        $     17       $   (488)       $ 28,660
                                                                                                                         --------
    Comprehensive Income:
       Net income and total
            comprehensive income                --             --            1,286            --             --             1,286
    Cash dividends declared on common
          stock, $1.10 per share                --             --             (216)           --             --              (216)
    Purchase of treasury stock                  --             --             --              --             (127)           (127)
                                            -------------------------------------------------------------------------------------

Balance, June 30, 2001                      $    200       $    609       $ 29,392        $     17       $   (615)       $ 29,603
                                            =====================================================================================




                                                                                       Accumulated
                                                          Additional      Retained       Other                            Total
                                             Common         Paid-In       Earnings    Comprehensive      Treasury     Stockholders'
Dollars in thousands                         Stock          Capital       (Deficit)   Income (Loss)       Stock          Equity
                                            ---------------------------------------------------------------------------------------

Balance, December 31, 2001                  $    200       $    609       $ 30,404        $   (100)       $   (615)       $ 30,498
                                            --------------------------------------------------------------------------------------
    Comprehensive Income:
       Net income                               --             --            1,410            --              --             1,410
       Change in unrealized net gains on
           securities available for
           sale, net of tax                                                                   75                                75
                                                                                                                          --------
          Total comprehensive income                                                                                         1,485
                                                                                                                          --------

    Cash dividends declared on common
          stock, $1.10 per share                --             --             (216)           --              --              (216)

                                            --------------------------------------------------------------------------------------
Balance, June 30, 2002                      $    200       $    609       $ 31,598        $    (25)       $   (615)       $ 31,767
                                            ======================================================================================


See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Six Months Ended June 30,                                         2002            2001
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $  1,410        $  1,286
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                  50              49
        Gain on sale of foreclosed real estate                      --                (7)
        Provision for loan losses                                     65            --
        Net accretion of securities                                 (252)           (207)
        Net security gains                                            (1)             (3)
        Change in assets and liabilities:
             Decrease(Increase) in:
                    Accrued interest receivable                      (87)             31
                    Income taxes receivable                         (160)             11
                    Other assets                                      (7)           (104)
             Increase (decrease) in:
                    Accrued interest payable                         (33)             34
                    Income taxes                                    --                20
                    Other liabilities                                (10)            (50)
                                                                --------        --------
             Net cash provided by operating activities               975           1,060
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in interest bearing deposits
         with banks                                                   27              22
    Net increase in federal funds sold                            (4,676)         (3,349)
    Purchase of securities available for sale                     (4,415)             (5)
    Proceeds from maturities/calls of available
        for sale                                                     992             554
    Purchase of securities held to maturity                      (13,014)         (8,717)
    Proceeds from maturities/calls of securities held to
        maturity                                                   8,443           7,651
    Net decrease(increase) in loans                                  887          (2,331)
    Proceeds from sale of foreclosed real estate                    --               104
    Purchases of premises and equipment                              (65)            (95)
                                                                --------        --------
         Net cash used in investing activities                   (11,821)         (6,166)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                      10,675           5,887
    Dividends paid                                                  (216)           (216)
    Purchases of treasury stock                                     --              (127)
                                                                --------        --------
        Net cash provided by financing activities                 10,459           5,544
                                                                --------        --------

         Increase (decrease) in cash and cash equivalents           (387)            438

Cash and cash equivalents:
    Beginning                                                      2,909           2,163
                                                                --------        --------
    Ending                                                      $  2,522        $  2,601
                                                                ========        ========

Supplementary Cash Flows Information
    Interest Paid                                               $  2,520        $  2,520
                                                                ========        ========

    Income Taxes Paid                                           $    625        $    626
                                                                ========        ========


See Notes to Consolidated Financial Statements.

                             THE NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The Neffs Bancorp, Inc. ("the company") and its wholly owned subsidiary The Neffs National Bank. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S.generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

For further information, refer to the financial statements and footnotes thereto included in The Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2001.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Common Stock Dividend and Per Share Data

On April 30, 2002, the Board of Directors declared a $ 216,074 cash dividend on common stock outstanding, paid on May 15, 2002, to shareholders of record on April 30, 2002. This resulted in a $1.10 dividend per share of common stock.

Note 3.  COMMITMENTS AND CONTIGENCIES

The company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the company's financial position and results of operations.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income was $1.49 million and $1.29 million for the six months ended June 30, 2002 and 2001. For the three months ending June 30, 2002 and 2001, comprehensive income was $799,000 and $637,000, respectively. The difference between comprehensive income and net income presented in the Consolidate Statements of Changes in Stockholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented

Note 5. NEW ACCOUNTING STANDARDS

In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the company on January 1, 2003. Adoption of this statement is not expected to have a material impact on the Corporation's financial condition or results of operations.


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

FORWARD-LOOKING STATEMENTS:

Management of the company has made forward-looking statements in this Form 10-Q. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the company and its subsidiary. When words such as "believes," "expects," "anticipates" or similar expressions occur in the Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the company and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:

     -    operating, legal and regulatory risks;

     - economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

     - the risk that management's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Neffs Bancorp, Inc. files periodically with the Securities and Exchange Commission.


OVERVIEW

Net Income for the quarter increased 8.0% to $699,000 as compared to $647,000 for the second quarter of 2001, and total revenues increased by 1.9% to $2.7 million for the quarter. Net income per common share increased 8.2% to $3.56 from $3.29 per common share in the second quarter a year ago. At June 30, 2002, the company had total assets of $168.4 million, total loans of $71.7 million, and total deposits of $135.6 million.

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

Interest income increased by $54,000, or 2.1%, over the second quarter of 2001. Average interest earning assets grew to $160.4 million for the second quarter of 2002 as compared to $140.1 million for the same period in 2001. This increase was attributed to the $11.7 million growth in the securities portfolio and the $6.7 million in Federal Funds sold. The yield on earning assets for the second quarter of 2002 was 6.48% a decrease of 80 basis points over the comparable period in 2001.

Interest expense for the second quarter of 2002 increased by $34,000, or 2.7% compared to the second quarter of 2001. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $103.4 million during the second quarter of 2001 to $122.1 million during the second quarter of 2002. The average rate paid on these liabilities for the second quarter of 2002 was 4.07% - a decrease of 84 basis points.

Net interest income for the second quarter of 2002 increased by $88,000, or 6.9% over the same period in 2001. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The company's net interest rate spread was 2.41% during the second quarter of 2002 compared to 2.37% during the same period of the previous year. The net interest margin decreased by 4 basis points from 4.02% for the second quarter 2001 to 3.98% during the second quarter of 2002.

For the six months ended June 30, 2002, interest income increased by $87,000 or 1.7%, over the same period in 2001. As with the second quarter, the increase for the first six months was mostly related to the volume increases in the level of average securities outstanding. Interest earning assets for the first six months of 2002 averaged $156.8 million versus $139.1 million for the comparable period in 2001. The yield on those assets decreased to 6.54% during the first half of 2002, from 7.30% for the first half of 2001.

Interest expense for the first six months of 2002 declined $86,000 to $2,460,000, from $2,546,000 for the first six months of 2001. The level of average interest-bearing liabilities increased from $103.4 million for the first half of 2001 to $118.8 million for the first six months of 2002. The average rate paid for the first half of 2002 was 4.14%, down 82 basis points from 4.96% for the comparable period in the prior year.

Net interest income for the first six months of 2002 increased by $173,000 or 6.9% over the same period in 2001. The company's net interest margin decreased to 3.99% for the first six months of 2002, from 4.01% from the first half of 2001.

Noninterest Income

Noninterest income for the second quarter of 2002 decreased by $4,000, or 5.7% from the same period in 2001. The decrease is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions and to net security gains during 2001.

Recurring core noninterest income for the first six months of 2002 was $131,000 as compared to $113,000 for the first half of 2001, an increase of 15.9%. The increase is mainly attributable to an increase in deposit account service charge income.

Noninterest Expense

For the second quarter of 2002, noninterest expense increased by $23,000 or 4.6%, over the same period in 2001.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $21,000, or 9.1% for the second quarter of 2002 over the second quarter of 2001. This increase is consistent with increases in staff levels necessary to handle company growth.

Furniture and equipment expenses of $35,000 were $3,000 or 9.4% higher for the second quarter of 2002, than for the three months ended June 30, 2001 due to purchase of additional equipment relative to the expansion of the bank's drive in facility.

Net other expenses decreased by $8,000 or 5.4%. This decrease was primarily due to lower professional fees related to our Securities and Exchange Commission filing.

Salary expenses and employee benefits increased by $39,000 or 8.5%, over the first six months of 2001. The increase was due to normal salary adjustments and hiring of additional staff.

Occupancy and furniture and equipment expenses for the first six months of 2002 were $11,000, or 9.8% higher compared to the first half of 2001. This increase consists of $6,000 in furniture and fixture repairs and $5,000 in building maintenance expenses. This is relative to the expansion of the bank's Drive-In Facility.

Pennsylvania shares tax expense totaled $145,000 for the first six months ended June 30, 2002, an increase of $16,000, or 12.4%, over the first half of 2001.

Net other expenses decreased by $22,000 or 8.4% for the first six months ended June 30, 2002 over the first half of 2001. This decrease was primarily due to decreased aggregate professional fees related to our Securities and Exchange Commission filing.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expense to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio was .28% for the three months ended June 30, 2002, slightly lower than .30% for the three months ended June 30, 2001. It was .54% for the first six months of 2002 compared to .58% for the comparable period in 2001.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2002, the operating efficiency ratio was 37.0% compared to 37.6% for the similar period in 2001. For the six months ended June 30, 2002, this ratio was 35.9% compared to 36.6% for the six months ended June 30, 2001.

Provision for Federal Income Tax

The provision for federal income taxes was $153,000 for the second quarter of 2002, as compared to $189,000 for the same period in 2001. For six months ended June 30, the provision was $320,000 and $378,000 for 2002 and 2001, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 18% for the second quarter of 2002 and 22.6% for the second quarter of 2001. The effective tax rate for the first six months of 2002 and 2001 were 18.5% and 22.7%, respectively. The reason for this decrease is due to the bank's increased investments into tax-free securities.

Net Income

Net income for the second quarter of 2002 was $699,000, an increase of $52,000 or 8.0% over the $647,000 recorded in the second quarter of 2001. This increase was mainly due to the favorable interest rate climate as deposit account growth funded higher yielding securities.

Net income for the first six months of 2002 was $1.4 million as compared to $1.3 million recorded in the first six months of 2001. This was mainly due to a favorable interest rate climate, enhanced by growth in short term, low rate deposits accounts and subsequent growth in higher yielding securities.

Return on Average Assets and Average Equity

Return on average assets ("ROA") measures the company's net income in relation to its total average assets. The company's annualized ROA for the second quarter of 2002 was 1.73% as compared to 1.86% for the second quarter of 2001. The ROA for the first six months of 2002 and 2001 was 1.77% and 1.83% respectively. For purposes of calculating ROA, average assets were adjusted to exclude gross unrealized appreciation or deprecation on securities available for sale.

Return on average equity ("ROE") indicates how effectively the company can generate net income on the capital invested by its shareholders. ROE is calculated by dividing net income by average shareholders' equity. For purposes of calculating ROE, average shareholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2002 was 8.96%, as compared to 9.27% for the second quarter of 2001. The annualized ROE for the first six months of 2002 remained unchanged from the first six months of 2001 at 9.14%.

FINANCIAL CONDITION

Securities

During the first six months of 2002, securities available for sale increased by $4.7 million (excluding effects of unrealized gains/losses) from $2.1 million at December 31, 2001 to $6.8 million at June 30, 2002. This increase is a result of increased purchases of mortgage-backed securities. The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, and equity securities.

During the first six months of 2002, securities held to maturity increased from $70.2 million to $75.0 million, primarily as a result of the net purchases of tax-exempt securities. Securities held to maturity include U.S. Government agency securities, tax-exempt securities, mortgage-backed securities, and equity securities.

Federal funds sold increased by $4.7 million during the first six months of 2002 from $2.1 million at December 31, 2001. This increase was due mainly to calls of bonds and continued strong growth in deposits, mainly savings account deposits. Total securities and federal funds sold aggregated $90.8 million at June 30, 2002, and represented 53.9% of total assets.

The average yield on the combined securities portfolio for the first six months of 2002 was 5.80% as compared to 6.29% for the similar period of 2001. For the second quarter of 2002, the average yield on the combined securities portfolio was 5.76% as compared to 7.06% for the same period in 2001.

Loans Receivable

During the first six months of 2002, net loans receivable decreased by $952,000 from $72.2 million at December 31, 2001, to $71.2 million on June 30, 2002. Loans receivable represented 52.5% of total deposits and 42.3% of total assets at June 30, 2002, as compared to 57.7% and 46.1%, respectively, at December 31, 2001.

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2002, were $291,000, or .17%, of total assets as compared to $298,000, or ..19%, of total assets at December 3l, 2001.

There was no foreclosed real estate owned at June 30, 2002, or at December 31, 2001.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2002 and 2001, and December 3l, 2001.

            NONPERFORMING LOANS AND ASSETS
                (Dollars in thousands)

                                                      June 30,      December 31,    June 30,
                                                        2002           2001           2001
Nonaccrual Loans:
Commercial                                              $  2           $  2           $ 13
Consumer                                                 --             --             --
Real Estate:
        Construction                                     --             --             --
        Mortgage                                         289            296            --
                                                        ----           ----           ----
            Total nonaccrual                             291            298             13
Restructured loans                                       --             --             --
                                                        ----           ----           ----
            Total nonperforming loans                    291            298             13
Foreclosed real estate                                   --             --             --
                                                        ----           ----           ----
             Total nonperforming assets                  291            298             13
Loans past due 90 days or more                           235             71             78
                                                        ----           ----           ----
             Total nonperforming assets and
                loans past due 90 days or more          $526           $369           $ 91
Nonperforming loans to total loans                      0.73%          0.51%          0.13%
Nonperforming assets to total assets                    0.31%          2.40%          0.06%


The following table sets forth the corporation's provision and allowance for loan losses.


                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                    6 months        Year
                                                     Ending        Ending
                                                    June 30,     December 31,
                                                      2002           2001
Balance at beginning of period                        $445           $440
Provisions charged to operating expenses                65             37
Recoveries of loans previously charged-off
      Commercial                                       --             --
      Consumer                                         --               5
      Real Estate                                      --             --
                                                      ----           ----
Total Recoveries                                       --               5
Loans Charged Off:
      Commercial                                       --             --
      Consumer                                           5             37
      Real Estate                                      --             --
                                                      ----           ----
Total Charged-off                                        5             37
Net Charge-offs                                          5             32
Balance at end of period                              $505           $445
Net charge-offs as a percentage of
   average loans outstanding                          0.01%          0.04%
Allowance for loan losses as a percentage of
   period-end loans                                   0.70%          0.61%

Deposits

Total deposits at June 30, 2002 were $135.6 million, up $10.7 million, or 8.5%, over total deposits of $124.9 million at December 3l, 2001. The average balances for six months ended June 30, 2002 and 2001 are presented in the following table.

                                              Six Months Ended June 30,
                                          2002                       2001
                                    Average   Average         Average    Average
Dollars in thousands                Balance     Rate          Balance      Rate
                                    -------   -------         -------    -------
Demand Deposits:
   Noninterest-bearing               11,536                   $ 11,231
   Interest-bearing                   7,722     1.45%            7,137     2.41%
Savings                              39,676     2.90            28,257     3.17
Time Deposits                        71,393     5.12            68,007     5.84
                                   --------                   --------
TOTAL DEPOSITS                      130,327                    114,632



Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The company's Asset/Liability Committee ("ALCO") is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The company's Board of Directors approves the guidelines established by ALCO.

An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities as specific points in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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

The company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2002, the company's simulation model indicates net interest income would increase 2.7% within the first year if rates increased as described above. The model projects that net income would decrease by 3.2% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk under the policies established by ALCO.


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

Capital Adequacy

At June 30, 2002, shareholders' equity totaled $31.8 million, up 4.16% over shareholders' equity of $30.5 million at December 31, 2001. Shareholders' equity at June 30, 2002 included a $25,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross shareholders' equity changed by an increase of $1.2 million in retained net income.

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

The following table provides a comparison of the company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:


                                                                                         To Be Well
                                                                                        Capitalized
                                                                 For Capital            Under Prompt
                            June 30,         December 31,          Adequacy          Corrective Action
                              2002               2001              Purposes              Provisions
                            --------         ------------        -----------         -----------------
Risked Based
Capital Ratios:
     Tier 1                   37.6%              37.0%                4.0%                    6.0%

     Total                    38.2               37.6                 8.0                    10.0

     Leveraged Total          19.0               20.1                 4.0                     5.0


At June 30, 2002, the consolidated capital levels of the company and of the subsidiary bank met the definition of a "well capitalized" institution.

Quantitative and Qualitative Disclosure About Market Risk

The company's exposure to market risk has not changed significantly since December 3l, 2001. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         a) An annual meeting of shareholders was held on April 10, 2002, at The NOVA Building, Coplay, PA.

         b) One matter was voted on at the April 10, 2002, meeting as follows:

                  1)       Two directors were re-elected:

                                    Term         Votes cast       Votes against
             Re-elected            Expires          for            or withheld*
             ----------            -------       ----------       -------------
         John J. Remaley         April, 2005      128,073               1,380
         Herman P. Snyder        April, 2005      127,973               1,480

*Includes broker nonvotes.

Directors whose term continued after the meeting:            Term Expires
-------------------------------------------------            ------------
   Robert L. Wagner                                           April, 2003
   John F. Simock                                             April, 2003
   Robert  B. Heintzelman                                     April, 2004

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  3(i) Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to
                           Exhibit 3 (i) to the Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

                  3(ii) Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8K filed with the Commission on February 27, 2002.)

                  4 Instruments Defining the Right of Security Holders (See Exhibit 3(i) and 3 (ii), above).

                  11 Statement Re: Computation of Per Share Earnings (See Management Discussion and Analysis, above).

                  99 Certification of Chief Executive Officer and Principal Financial Officer of Neffs Bancorp, Inc.

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