Form 10-Q
period 2002-09-30
NEFFS BANCORP INC
filed 2002-11-14
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2002


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

                       Yes   [x]       No    [ ]
                            -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 10/31/02, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition(Unaudited) ..................    3
         September 30, 2002, and December 31, 2001

         Consolidated Statements of Income (Unaudited) ..............................    4
         Three months ended September 30, 2002 and September 30, 2001
         Nine months ended September 30, 2002 and September 30, 2001

         Consolidated Statement of Stockholders' Equity (Unaudited) .................    5
         Nine months ended September 30, 2002 and September 30, 2001

         Consolidated Statements of Cash Flows (Unaudited) ..........................    6
         Nine months ended September 30, 2002, and September 30, 2001

         Notes to the Interim Consolidated Financial Statements (Unaudited) .........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................   18

Item 4.  Controls and Procedures ....................................................   19

PART II. OTHER INFORMATION ..........................................................   19

Item 1   Legal Proceedings ..........................................................   19

Item 2   Changes in Securities ......................................................   19

Item 3   Defaults Upon Senior Securities ............................................   19

Item 4   Results of Votes of Security Holders .......................................   19

Item 5   Other Information ..........................................................   20

Item 6   Exhibits and Reports on Form 8-K ...........................................   20

SIGNATURES ..........................................................................   21

ITEM 1. FINANCIAL STATEMENTS

                      NEFFS BANCORP, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               September 30,   December 31,
Dollars in thousands                                                             2002             2001
                                                                               ---------       ---------
               ASSETS                                                                  (Unaudited)

    Cash and due from banks                                                    $   3,100       $   2,909
    Interest bearing deposits with banks                                              23              45
    Federal funds sold                                                            12,353           2,076
    Securities available for sale                                                 11,641           5,433
    Securities held to maturity, market value
        2002 $75,341;   2001 $69,593                                              73,564          70,221

    Loans                                                                         70,914          72,616
       Less allowance for loan losses                                               (523)           (446)
                                                                               ---------       ---------
                           Net loans                                              70,391          72,170
                                                                               ---------       ---------
    Premises and equipment, net                                                    2,411           2,319
    Other assets                                                                   1,324           1,276
                                                                               ---------       ---------
                           Total assets                                        $ 174,807       $ 156,449
                                                                               =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
        Deposits

              Non-interest bearing                                             $  12,479       $  11,593
               Interest bearing                                                  128,823         113,339
                                                                               ---------       ---------
                           Total Deposits                                        141,302         124,932
         Other liabilities                                                           966           1,019
                                                                               ---------       ---------
                            Total liabilities                                    142,268         125,951
                                                                               ---------       ---------

    Stockholder's Equity

        Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000
               shares; outstanding 196,431 shares in 2002 and 2001                   200             200
         Additional paid-in capital                                                  609             609
         Retained earnings                                                        32,296          30,404
        Accumulated other comprehensive income(loss), net of deferred
                 taxes $26 and $(52) in 2002 and 2001, respectively                   49            (100)
        Less treasury stock, at cost, 3,569 shares in 2002 and 2001                 (615)           (615)
                                                                               ---------       ---------
                               Total stockholders' equity                         32,539          30,498
                                                                               ---------       ---------
                               Total liabilities and stockholders' equity      $ 174,807       $ 156,449
                                                                               =========       =========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three Months Ended            Nine Months Ended
(Dollars in thousands, except per share data)                         September 30,                September 30,
                                                                   2002            2001          2002         2001
                                                                 --------      --------      --------      --------
    Interest income:
        Interest and fees on loans                                $  1,367      $  1,459      $  4,132      $  4,357
        Interest and dividends on investments:
               Taxable                                                 755           768         2,250         2,341
               Exempt from federal income taxes                        441           282         1,256           814
               Interest on federal funds sold and others                42            32            92            67
                                                                  --------      --------      --------      --------
                            Total interest income                    2,605         2,541         7,730         7,579
                                                                  --------      --------      --------      --------

    Interest Expense:
        Interest on deposits                                         1,277         1,290         3,737         3,833
        Interest on short-term borrowings                             --            --                             3
                                                                  --------      --------      --------      --------
                             Total interest expense                  1,277         1,290         3,737         3,836
                                                                  --------      --------      --------      --------

                             Net interest income                     1,328         1,251         3,993         3,743
                                                                  --------      --------      --------      --------

    Provision for loan losses                                           45          --             110          --
                                                                  --------      --------      --------      --------

                         Net interest income after provision
                                for loan losses                      1,283         1,251         3,883         3,743
                                                                  --------      --------      --------      --------
    Other operating income:
        Service charges on deposit accounts                             45            40           131           118
        Other service charges and fees                                  18            20            61            55
        Net security gains                                            --               2             1             5
        Gain on sale of foreclosed real estate                        --            --            --               7
        Other income                                                     8             3            13            13
                                                                  --------      --------      --------      --------
                             Total other income                         71            65           206           198
                                                                  --------      --------      --------      --------

    Other operating expenses:
        Salaries and employee benefits                                 249           236           746           694
        Occupancy                                                       39            38            92            86
        Furniture and equipment                                         35            32           105            96
        Pennsylvania shares tax                                         69            66           214           195
        Other expenses                                                  97           146           337           408
                                                                  --------      --------      --------      --------
                             Total other expenses                      489           518         1,494         1,479
                                                                  --------      --------      --------      --------

                             Income before income taxes                865           798         2,595         2,462
                                                                  --------      --------      --------      --------

    Income tax expense                                                 167           176           487           554
                                                                  --------      --------      --------      --------

                                                                  --------      --------      --------      --------
                            Net income                            $    698      $    622      $  2,108      $  1,908
                                                                  ========      ========      ========      ========

    Per share data:
        Earnings per share, basic and diluted                     $   3.55      $   3.17      $  10.73      $   9.71
                                                                  ========      ========      ========      ========

        Weighted average common shares outstanding                 196,431       196,431       196,431       196,518
                                                                  ========      ========      ========      ========

        Cash dividends declared per share                         $   --        $   --        $   1.10      $   1.10
                                                                  ========      ========      ========      ========



See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                          Accumulated
                                                                 Additional  Retained       Other                        Total
                                                       Common      Paid-In   Earnings    Comprehensive    Treasury    Stockholders'
Dollars in thousands                                    Stock      Capital   (Deficit)    Income (loss)     Stock        Equity
                                                      -------    ----------  --------    --------------   --------    ------------
Balance, December 31, 2000                             $ 200       $ 609     $ 28,322        $ 17           $ (488)      $ 28,660
                                                                                                                         --------
 Comprehensive Income:
    Net income                                             -           -        1,908           -                -          1,908
    Change in unrealized net gains
        on securities available for sale,net of tax                                             2                               2
                                                                                                                         --------
          Total comprehensive income                                                                                        1,910
                                                                                                                         --------
 Cash dividends declared on common
       stock, $1.10  per share                             -           -         (216)          -                -           (216)
 Purchase of treasury stock                                -           -            -           -             (127)          (127)
                                                       -----       -----     --------        ----           ------       --------
Balance, September 30, 2001                            $ 200       $ 609     $ 30,014        $ 19           $ (615)      $ 30,227
                                                       =====       =====     ========        ====           ======       ========



                                                                                          Accumulated
                                                                 Additional  Retained       Other                        Total
                                                       Common      Paid-In   Earnings    Comprehensive    Treasury    Stockholders'
Dollars in thousands                                    Stock      Capital   (Deficit)    Income (loss)     Stock        Equity
                                                       ------    ----------  --------    --------------   --------    ------------
Balance, December 31, 2001                             $ 200        $ 609    $ 30,404       $ (100)        $ (615)        $ 30,498
                                                                                                                          --------
 Comprehensive Income:
    Net income                                             -            -       2,108            -              -            2,108
    Change in unrealized net gains
        on securities available for sale,net of tax                                            149                             149
                                                                                                                          --------
       Total comprehensive income                                                                                            2,257
                                                                                                                          --------

 Cash dividends declared on common
       stock, $1.10  per share                             -            -        (216)           -              -             (216)

                                                       -----        -----    --------       ------         ------         --------
Balance, September 30, 2002                            $ 200        $ 609    $ 32,296       $   49         $ (615)        $ 32,539
                                                       =====        =====    ========       ======         ======         ========


See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Dollars in thousands

Nine Months Ended September 30,                                     2002             2001
    CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                $  2,108       $  1,908
        Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation                                                76             75
            Gain on sale of foreclosed real estate                    --               (7)
            Provision for loan losses                                  110           --
            Net accretion of securities                               (367)          (321)
            Net security gains                                          (1)            (5)
            Change in assets and liabilities:
                 Decrease (Increase) in:
                        Accrued interest receivable                    (40)           192
                        Income taxes receivable                        (85)           (33)
                        Other assets                                    (1)           (13)
                 Increase (decrease) in:
                        Accrued interest payable                       (58)           (37)
                        Other liabilities                                5           --
                                                                  --------       --------
                 Net cash provided by operating activities           1,747          1,759
                                                                  --------       --------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks            22             13
        Net increase in federal funds sold                         (10,277)        (3,019)
        Purchase of securities available for sale                   (8,021)        (1,022)
        Proceeds from maturities/calls of available
            for sale                                                 2,039            581
        Purchase of securities held to maturity                    (20,956)       (16,022)
        Proceeds from maturities/calls of securities held to
            maturity                                                17,982         17,732
        Net decrease (increase) in loans                             1,669         (3,662)
        Proceeds from sale of foreclosed real estate                  --              104
        Purchases of premises and equipment                           (168)          (190)
                                                                  --------       --------
             Net cash used in investing activities                 (17,710)        (5,485)
                                                                  --------       --------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                    16,370          4,389
        Dividends paid                                                (216)          (216)
        Purchases of treasury stock                                   --             (127)
                                                                  --------       --------
            Net cash provided by financing activities               16,154          4,046
                                                                  --------       --------

             Increase in cash and cash equivalents                     191            320

    Cash and cash equivalents:
        Beginning                                                    2,909          2,163
                                                                  --------       --------
        Ending                                                    $  3,100       $  2,483
                                                                  ========       ========

    Supplementary Cash Flows Information

        Interest Paid                                             $  3,808       $  3,883
                                                                  ========       ========

        Income Taxes Paid                                         $    787       $    814
                                                                  ========       ========

See Notes to Consolidated Financial Statements.

                             THE NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include accounts of Neffs Bancorp, Inc. (the Company) and its wholly owned subsidiary The Neffs National Bank (the
Bank). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

For further information, refer to the financial statements footnotes thereto included in The Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2001.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Common Stock Dividend and Per Share Data

On April 30, 2002, the Board of Directors declared a $216,074 cash dividend on common stock outstanding, paid on May 15, 2002, to stockholders of record on April 30, 2002. This resulted in a $1.10 dividend per share of common stock.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion, at this time, that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operation.

NOTE 4.  COMPREHENSIVE INCOME

Comprehensive income was $2.26 million and $1.91 million for the nine months ended September 30, 2002 and 2001. For the three months ending September 30, 2002 and 2001, comprehensive income was $770,000 and $620,000, respectively. The difference between comprehensive income and net income presented in the Consolidate Statements of Changes in Stockholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

NOTE 5. NEW ACCOUNTING STANDARDS

In July of 2001, the Financial Accounting Standard Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003. Adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13". This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective May 15, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after

December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's statements of financial condition and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

FORWARD-LOOKING STATEMENTS:

Management of the Company has made forward-looking statements in this Form 10-Q. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company and the Bank. When words such as "believes," "expects," "anticipates" or similar expressions occur in the Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Company and the bank, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:

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

OVERVIEW

Net income for the quarter increased 12.22% to $698,000 as compared to $622,000 for the third quarter of 2001 and total revenues increased by 2.69% to $2.7 million for the quarter as compared to $2.6 million for previous quarter ended September 30, 2001. At September 30, 2002, the Company had total assets of $174.8 million, net loans of $70.4 million, and total deposits of $141.3 million.

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

Interest income increased by $64,000 or 2.52% over the third quarter of 2001. Interest earning assets averaged $165.1 million for the third quarter of 2002, as compared to $144.3 million for the same period in 2001. The yield on earning assets for the third quarter of 2002 was 6.32%, a decrease of 72 basis points over the comparable period in 2001.

Interest expense for the third quarter of 2002 decreased by $13,000, or 1.01% compared to the third quarter of 2001. This decrease was primarily attributable to the declining rates being paid on deposit accounts. The average rate paid on these liabilities for the third quarter of 2002 was 4.03%, a decrease of 80 basis points.

Net interest income for the third quarter of 2002 increased by $77,000, or 6.16%, over the same period in 2001. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 2.29% during the third quarter of 2002 compared to 2.21% during the same period of the previous year. The net interest margin decreased by 18 basis points from 3.93% for the third quarter of 2001 to 3.75% during the third quarter of 2002.

For the nine months ended September 30, 2002, interest income increased by $151,000, or 1.99%, over the same period in 2001. The increase for the first nine months of 2002 was mostly related to the strong growth in the investment portfolio. Interest earning assets for the first nine months of 2002 averaged $159.3 million versus $140.8 million for the comparable period in 2001. The yield on those assets decreased to 6.46% during the first nine months of 2002, from 7.18% for the first nine months of 2001.

Interest expense for the first nine months of 2002 totaled approximately $3.7 million, a decrease of $99,000, or 2.58%, over the first nine months of 2001. The average interest-bearing liabilities increased from $104.6 million for the first nine months of 2001 to $121.5 million for the first nine months of 2002. The average rate paid for the first nine months of 2002 was 4.10%, down 79 basis points from 4.89% for the comparable period in the prior year.

Net interest income for the first nine months of 2002 increased by $250,000, or 6.68%, over the same period in 2001. The Company's net interest margin decreased to 3.91% for the first nine months of 2002, from 4.00% for the first nine months of 2001.

Noninterest Income

Noninterest income for the third quarter of 2002 increased by $6,000, or 9.23% from the same period in 2001. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts, rental income, and increased income generated through safe deposit box rentals and mastercard/visa commissions.

Recurring core noninterest income for the first nine months of 2002 was $192,000 as compared to $173,000 for the first nine months of 2001, an increase of 10.98%. The increase is mainly attributable to service charges and fees associated with servicing a higher volume of deposit accounts.

Noninterest Expense

For the third quarter of 2002, noninterest expense decreased by $29,000 or 5.60%, over the same period in 2001. The decrease for the third quarter is mostly due to a reduction in aggregate director fees, advertising expenses, and lower ATM transaction fees.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $13,000, or 5.51% for the third quarter of 2002 over the third quarter of 2001. This increase is consistent with increases in staff levels necessary to handle Company growth.

Other operating expenses, excluding salary expense, decreased by $42,000 or 14.89% for the three months ended September 30, 2002, as compared to the same period of 2001.

This decrease was primarily due to a reduction in total director fees, advertising expenses, and lower ATM transaction fees.

For the first nine months of 2002, total noninterest expenses increased by $15,000, or 1.01% over the comparable period in 2001. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expenses and employee benefits increased by $52,000 or 7.49%, over the first nine months of 2001. The increase was due to normal salary adjustments and hiring of additional staff.

Occupancy and furniture and equipment expenses for the first nine months of 2002 increased $15,000 or 8.24% primarily due to an increase in repairs and maintenance associated with computer technology and an increase in real estate taxes.

Pennsylvania shares tax expense totaled $214,000 for the first nine months ended September 30, 2002, an increase of $19,000, or 9.74%, over the first nine months of 2001. This increase was due to increased retained earnings for the Bank.

Other operating expenses decreased by $71,000 or 17.40% for the first nine months ended September 30, 2002 over the first nine months of 2001. This decrease consists of a $50,000 reduction in legal fees associated with Securities and Exchange Commission filings. Due to the loss of two directors, expenses for directors fees have declined. ATM transaction fees where offset by increasing fees charged to non-bank customers, which lowered the ATM transaction fees.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expense to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio was .23% for the three months ended September 30, 2002, slightly lower than .31% for the three months ended September 30, 2001. It was .79% for the first nine months of 2002, compared to .88% for the respective period in 2001.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2002, the operating efficiency ratio was 34.95% compared to 39.36% for the similar period in 2001. For the nine months ended September 30, 2002, this ratio was 35.58% compared to 37.53% for the nine months ended September 30, 2001.

Provision For Federal Income Tax

The provision for federal income taxes was $167,000 for the third quarter of 2002, as compared to $176,000 for the same period in 2001. For nine months ended September 30, the provision was $487,000 and $554,000 for 2002 and 2001, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 18.77% for the first nine months of 2002 and 22.50% for the first nine months of 2001. The reason for this decrease is due to the bank's increased investments into tax-free securities.

Net Income

Net income for the third quarter of 2002 was $698,000, an increase of $76,000 or 12.22% over the $622,000 recorded in the third quarter of 2001. The increase was due mainly to increased income generated in securities and declining rates being paid on deposit accounts, in addition to a reduction in legal fees related to the Company's SEC filings.

Net income for the first nine months of 2002 was $2.1 million as compared to $1.9 million recorded in the first nine months of 2001. The increase was due mainly to increased income generated in securities and declining rates being paid on deposit accounts, in addition to a reduction in legal fees for SEC filings.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 2002 was 1.63% as compared to 1.73% for the third quarter of 2001. The ROA for the first nine months of 2002 and 2001 was 1.72% and 1.80% respectively. For purposes of calculating ROA, average assets were adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2002 was 8.58%, as compared to 8.40% for the third quarter of 2001. The annualized ROE for the first nine months of 2002 was 8.83%, as compared to 8.65% for the first nine months of 2001.

FINANCIAL CONDITION

Securities

During the first nine months of 2002, securities available for sale increased by $6.2 million (net of unrealized appreciation) from $5.4 million at December 31, 2001 to $11.6 million at September 30, 2002. This net increase was due mainly to increase of approximately $7.2 million in government agency securities and a reduction of $1.0 million in U.S. Treasury notes. The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, equity securities and stock in correspondent banks.

During the first nine months of 2002, securities held to maturity increased from $70.2 million to $73.6 million. This $3.3 million increase is due to net increases of $6.4 million in tax-exempt securities and net decreases of $3.1 million in U.S. Government agency securities, U.S. Treasury securities, mortgage-backed securities, and corporate securities.

Federal funds sold increased by $10.3 million during the first nine months of 2002 from $2.1 million at December 31, 2001. This increase was due mainly to calls of bonds, an increase in deposit accounts and represents a temporary investment until higher yielding assets become available. Total securities and federal funds sold aggregated $97.6 million at September 30, 2002, and represented 55.81% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2002 was 5.75% as compared to 6.91% for the similar period of 2001.

NET LOANS RECEIVABLE

During the first nine months of 2002, net loans receivable decreased by $1.8 million from $72.2 million at December 31, 2001, to $70.4 million on September 30, 2002. Net loans receivable represented 49.82% of total deposits and 40.27% of total assets at September 30, 2002, as compared to 62% and 49%, respectively, at December 31, 2001.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2002, were $342,000, or .20%, of total assets as compared to $369,000, or .24%, of total assets at December 3l, 2001.

There was no foreclosed real estate owned at September 30, 2002.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2002 and 2001, and December 3l, 2001.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in thousands)

                                                September 30,    December 31,    September 30,
                                                    2002           2001             2001
                                                    ----           ----             ----
Nonaccrual Loans:
Commercial                                          $  2           $  2             $  4
Consumer                                             --             --               --
Real Estate:
        Construction                                                 --               --
        Mortgage                                     287            296              300
                                                    ----           ----             ----
            Total nonaccrual                         289            298              304
Restructured loans                                                   --               --
                                                    ----           ----             ----
            Total nonperforming loans                289            298              304
Foreclosed real estate                                               71               --
                                                    ----           ----             ----
             Total nonperforming assets              289            369              304
Loans past due 90 days or more                        53            --               121
                                                    ----           ----             ----
             Total nonperforming assets and
                loans past due 90 days or more      $342           $369             $425
Nonperforming loans to total loans                  0.48%          0.51%            0.58%
Nonperforming assets to total assets                0.20%          0.24%            0.29%

The following table sets forth the corporation's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                            9 months                 Year
                                                             Ending                 Ending
                                                          September 30,          December 31,
                                                              2002                   2001
Balance at beginning of period                                $ 446                $ 440
Provisions charged to operating expenses                        110                   37
Recoveries of loans previously charged-off
      Commercial                                                 --                   --
      Consumer                                                   --                    6
      Real Estate                                                --                   --
                                                               ------               ------
Total Recoveries                                                 --                    6
Loans Charged Off:
      Commercial                                                 27                   --
      Consumer                                                    6                   37
      Real Estate                                                --                   --
                                                               ------               ------
Total Charged-off                                                33                   37
Net Charge-offs                                                  33                   31
Balance at end of period                                      $ 523                $ 446
Net charge-offs as a percentage of
   average loans outstanding                                  0.04%                0.03%
Allowance for loan losses as a percentage of
   period-end loans                                           0.74%                0.62%

DEPOSITS

Total deposits at September 30, 2002 were $141.3 million, up $16.4 million, or 13.10%, over total deposits of $124.9 million at December 3l, 2001. The average balances for nine months ended September 30, 2002 and 2001 are presented in the following table.


                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                          2002                       2001
                                                 Average        Average       Average      Average
                                                 Balance         Rate         Balance       Rate
                                                 -------         ----         -------       ----
Demand Deposits:
   Noninterest bearing                          $  12,136                   $  11,394
   Interest bearing                                 7,755        1.38%          7,049       2.15%
Savings                                            41,846        2.91%         28,675       3.10%
Time Deposits greater than $100,000                19,043        5.43%         16,316       6.05%
Time Deposits less than $100,000                   52,863        4.96%         52,491       5.94%
                                                ---------                   ---------
        Total Deposits                          $ 133,643                   $ 115,925

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Bank's Asset/Liability Committee ("ALCO") is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The Bank's Board of Directors approves the guidelines established by ALCO.

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

The Bank's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 12 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Bank's model projects a proportionate 200 basis point change during the next year.

The Bank's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2002, the Company's simulation model indicates net interest income would increase 2.1% within the first year if rates increased as described above. The model projects that net income would decrease by 3.3% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk under the policies established by ALCO.

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

CAPITAL ADEQUACY

At September 30, 2002, stockholder's equity totaled $32.5 million, up 6.69% over stockholders' equity of $30.5 million at December 31, 2001. Stockholder's equity at September 30, 2002 included a $49,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross stockholder's equity changed by an increase of $1.9 million in retained net income.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                             To Be Well Capitalized
                           Sept. 30,    Dec. 31,        For Capital         Under Prompt Corrective
Risk-Based                    2002        2001       Adequacy Purposes          Action Provisions
                          -----------------------------------------------------------------------------
Captial Ratios:
     Tier 1                  39.23%      34.30%            4.00%                     6.00%

     Total                   39.86%      34.80%            8.00%                     10.00%

     Leveraged Total         18.96%      19.97%            4.00%                     5.00%

At September 30, 2002, the consolidated capital levels of the Company and of the Bank met the definition of a "well capitalized" institution.

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

No material change has been noted related to the market risk for the bank's securities.

ITEM 4.

CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

      (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive officer and the principal financial officer.

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

            4     Instruments Defining the Right of Security Holders (See
                  Exhibit 3(i) and 3 (ii), above).

            11 Statement Re: Computation of Per Share Earnings (See Management Discussion and Analysis, above).

            99.1 Certification of Chief Executive Officer of Neffs Bancorp, Inc., Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


            99.2 Certification of Principal Financial Officer of Neffs Bancorp, Inc., Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


      b)    Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                        NEFFS BANCORP, INC.

Date:    11/14/2002                     /s/ John J. Remaley
                                        John J. Remaley, President


Date:    11/14/2002                     /s/ Duane J. Costenbader
                                        Duane J. Costenbader, Asst. Secretary

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Remaley, Chief Executive Officer, certify that:

1)    I have reviewed this quarterly report on Form 10-Q of Neffs Bancorp, Inc.

2) Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

5) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                By:  /s/ John J. Remaley
                                                 John J. Remaley
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Duane J. Costenbader, Principal Financial Officer, certify that:

      1) I have reviewed this quarterly report on Form 10-Q of Neffs Bancorp, Inc.

      2) Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002           By:   /s/ Duane J. Costenbader
                                                  Duane J. Costenbader
                                                  Principal Financial Officer