Form 10-K
period 2002-12-31
NEFFS BANCORP INC
filed 2003-03-31
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
                                       or
  | | Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                            Commission File #0-32605

                              NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                23-2400383
    -------------------------------              ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

               5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010
      --------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (610)767-3875
        ----------------------------------------------------------------

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

                                 Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant is $32,178,315, as of June 30, 2002.

         The aggregate market value of voting stock held by non-affiliates of the registrant is $32,139,315, as of March 11, 2003.

         The number of shares of the Issuer's common stock, par value $1.00 per share, outstanding as of March 11, 2003 was 196,431.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statements for the Annual Meeting of Stockholders.

         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on February 25, 2003. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                               NEFFS BANCORP, INC.
                           FORM 10-K TABLE OF CONTENTS

                                                                                         Page
Part I.
         Item 1.  Business......................................................          1

         Item 2.  Properties....................................................          6

         Item 3.  Legal Proceedings.............................................          6

         Item 4.  Submission of Matters to a Vote of Security Holders...........          6

Part II.

         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters...................................          6

         Item 6.  Selected Financial Data.......................................          7

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................          7

         Item 7A. Quantitative and Qualitative Disclosures about
                  Market Risk...................................................          7

         Item 8.  Financial Statements and Supplementary Data...................          8

         Item 9.  Changes In and Disagreements with Account and on
                  Accounting and Financial Disclosure...........................          9

Part III.

         Item 10. Directors and Executive Officers of the Registrant............          9

         Item 11. Executive Compensation........................................          9

         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management....................................................          9

         Item 13. Certain Relationships and Related Transactions................          9

Part IV.

         Item 14. Controls and Procedures.......................................          9

         Item 15. Exhibits, Financial Statement Schedules and Reports
                  On Form 8-K...................................................          9

Part I.

Item I.  Business

Forward-Looking Statements

         Neffs Bancorp, Inc (the "corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the corporation's filings with the Securities and Exchange Commission (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the company, which are made in good faith by the company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new services; the willingness of customers to substitute competitors' products and services for the corporation's products and services and vice versa; the impact of the changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological acquisitions being less than expected; the growth and profitability of the corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the corporation at managing the risks involved in the foregoing.

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

         As of December 31, 2002, the corporation has approximately $180 million in assets, $147 million in deposits, $69 million in net loans, and $33 million in stockholder's equity. The bank is a member of the Federal Reserve System
(FRB) and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.

         The corporation's principal executive office is located at 5629 PA Route 873, Neffs, Pennsylvania 18065, and its telephone number is 610-767-3875.

         As of December 31, 2002, the corporation had 34 employees, of which 28 were full-time employees. Management believes the corporation's relationship with its employees is good.

         The Neffs National Bank ("Neffs" or the "bank") provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The bank's lending and investment activities are funded principally by retail deposits gathered through its retail banking facility.

         The corporation's website address is www.neffsnatl.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at not charge by contacting The Neffs National Bank, 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010. (The information found on the corporation's website does not constitute a part of this or any other report.)

Service Area

         The bank offers its lending and depository services from its main office in Neffs, Pennsylvania.

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

         The bank directs its commercial lending principally toward businesses that require funds within the bank's legal limits, as determined from time to time, and that otherwise do business and/or are depositors with The Neffs National Bank. The bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit. In consumer lending, the bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.

         The corporation has focused its strategy for growth primarily on the further development of its community-based retail-banking facility. The objective of this corporate strategy is to maximize the total return to the corporation so as to adequately reward the stockholder and to continue as a sound and successful community oriented and independently operated financial institution.

         The corporation is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the corporation.

Competitive Business Conditions/ Competitive Position

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

         In commercial transactions, the bank's legal lending limit to a single borrower (approximately $4,900,000 as of December 31, 2002) enables it to compete effectively for the business of smaller companies.

         In consumer transactions, the bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low or no minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the bank uses, the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the bank's officers, directors, and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions.

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

The Corporation

         The corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities commissions for matters relating to the offering and sale of it securities and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to stockholders, proxy solicitation and insider trading.

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

         The corporation is required to file an annual report with the FRB and any additional information the FRB may require pursuant to the Bank Holding Company Act. The FRB may also make examinations of the corporation and its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connections with the extension of credit or provision for any property or service. Thus, an affiliate of the corporation, such as the bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the corporation or its subsidiary or (ii) the customer's refraining from doing business with a competitor of the corporation or of its subsidiary. The corporation or the bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

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

The Bank

         As a nationally charted commercial banking association, the bank is subject to regulation, supervision and regular examination by the Office of Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The bank is a member of the Federal Reserve System. The bank's deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Recent Legislation

         USA PATRIOT ACT. In the wake of the tragic events, of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedure, and controls generally required financial institutions to take reasonable steps:

     - To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

     - To ascertain the identity of the nominal and beneficial owners of and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owners; and

     - To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and it so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions were required to establish anti-money laundering programs by April 25, 2002. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -   The development of internal policies, procedures, and controls;

     -   The designation of a compliance officer;

     -   An ongoing employee training program; and

     -   An independent audit function, to test, the programs.

         In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach Bliley Act. The bank does not have any significant international banking relationships, and does not anticipate that the USA PATRIOT Act will have a material effect on its business or operations.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure of reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the corporation's common stock is registered with the SEC, it is currently subject to this Act.

         REGULATION W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23 B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the banks' holding company and companies that are under common control with the bank. The corporation is considered to be an affiliate of the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     - To an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

     - To an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in certain transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

National Monetary Policy

         In addition to being affected by general economic conditions, the earnings and growth of the corporation are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in
U. S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits.

         The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings, and growth of the corporation cannot be predicted.

Effects of Inflation

         Inflation has some impact on the bank's operating costs. Unlike industrial companies, however, substantially all of the bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the bank's performance than the general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Environmental Laws

         There are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable, under certain circumstances, for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the bank. Currently, neither the corporation nor the bank is a party to any pending legal proceeding pursuant to any environmental statute, nor are the corporation and the bank aware of any circumstances that may give rise to liability under any such statue.

Consolidated Financial and Statistical Profile

         The data presented on the following pages provides additional information to assist in reviewing the corporation's business activities and must be read with the understanding that it is a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations in the annual report to stockholders for the year ended December 31, 2002 which is incorporated herein by reference.

         Table 1 provides the allocation of the allowance for loan losses to the various loan types and provides percentages of those loan types to the total loan portfolio. Based on evaluation of prior years losses and the credit risk, the bank allocated more of the allowance for loan loss to real estate loans for the year-end 2002.

                                     TABLE 1
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                      2002                         2001
                                       Percent of                   Percent of
                                      Loan Type to                 Loan Type to
                           Amount      Total Loans      Amount      Total Loans
Commercial                 $  108        21.25%         $  92         20.47%
Real estate                   235        69.25%           262         70.87%
Installment                   126         9.50%            83          8.66%
Unallocated                    95            -              8             -
                           ------------------------------------------------
     Total                 $  564          100%         $ 445           100%

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

         The corporation also owns property at 5645 PA Route 873, Neffs, PA 18065; which is a one and one half (1 1/2) story single family dwelling with approximately 2,570 square feet of living space. This property is currently being leased, by a third party.

Item 3.  Legal Proceedings

         The corporation is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the corporation's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Part II.

Item 5.  Market For Registrant's Common Equity
         And Related Stockholder Matters

         The corporation's common stock is currently quoted on the National Quotations Bureau's Electronic Quotations Service ("Pink Sheet") under the trading symbol NEFB. The corporation's common stock is traded over-the-counter from time to time, primarily in the corporation's geographic service area, through several local market makers.

         The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years. The prices per share have been adjusted to reflect common stock dividends with record dates of April 30, 2002 and October 31, 2002. As of December 31, 2002, there were approximately 613 holders of record of the corporation's common stock.

                                               Sales Prices
Quarter Ended:                               High          Low
      March 31, 2002                        226.00       182.00
      June 30, 2002                         205.00       188.00
      September 30, 2002                    205.00       192.00
      December 31, 2002                     205.00       192.00

      March 31, 2001                        216.00       186.00
      June 30, 2001                         210.00       188.00
      September 30, 2001                    200.00       192.00
      December 31, 2001                     205.00       186.00

Dividends and Dividend History

         The corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2002, a dividend of $1.10 per share was paid to stockholders on May 15th, a dividend of $1.20 per share was paid on November 15th and a special dividend of $.80 was also paid on November 15th.

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

Item 6.  Selected Financial Data

         The information required by this item is set forth in the corporation's 2002 Annual Report and is incorporated by reference herein, and files as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated by reference from the corporation's 2002 Annual Report.

Item 7A. Quantitative and Qualitative DisclosureS about Market Risk

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

         Table 2 reflects the bank's net interest income and net income sensitivity analysis as of December 31, 2002 and 2001. The schedule indicates that as of December 31, 2002, a hypothetical 200 basis point decline in prevailing market interest rates would cause the bank's net interest income to decline less then 3% from the current rate scenario and after adjusting for income taxes a 200 basis point rise in rates would not cause a decline to net income in comparison to the net income earned in 2002. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

                                     TABLE 2
                              SENSITIVITY ANALYSIS

                                                               Percent Decrease in Categories

                                                   Market Interest                       Market Interest
                                                   Rate Decline of     Current Market    Rate Increase of
                                                   200 Basis Points    Interest Rates    200 Basis Points
Net Interest Income:
   Policy Limit                                           5%                                       5%
Hypothetical Percent Decrease
   From Current Rate Scenario:
     As of December 31, 2002                             <3%                                     N/A
     As of December 21, 2001                             <3%                                      <1%
Net Income:
Hypothetical Percent Decrease
   From Prior Year's Net Income:
     As of December 31, 2002                              6%                                     N/A
     As of December 31, 2001                              7%                                      <3%

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is incorporated by reference from the corporation's 2002 Annual Report.

Item 9. Changes In and Disagreements with Accountants and on Accounting and Financial Disclosure

         None.

Part III.

Item 10. Directors and Executive Officers of the Registrant

         The information required in this part has been incorporated by reference from the corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the corporation's 2003 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 7, 2003.

Item 11. Executive Compensation

         The information required in this part has been incorporated by reference from the corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the corporation's 2003 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 7, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

         The information required in this part has been incorporated by reference from the corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the corporation's 2003 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 7, 2003.

         The corporation currently does not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

         The information required in this part has been incorporated by reference from the corporation's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the corporation's 2003 Annual Meeting. Dated and filed with the U.S. Securities and Exchange Commission on March 7, 2003.

Part IV

Item 14. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, the effectiveness of the design and operation of the corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934) was evaluated as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the corporation's disclosure controls and procedures were effective in timely alerting them to the material information relating to the corporation (or the corporation's consolidated subsidiaries) required to be included in its periodic SEC filings.

         (b) Changes in internal controls.

         There were no significant changes made in the corporation's internal controls during the period covered by this report or, to their knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements are incorporated by reference in Part II, Item 8 hereof:

                                                            Annual Report Page #
                                                            --------------------
Report of Independent Auditors                                      3
Consolidated Balance Sheet                                          4
Consolidated Statements of Income                                   5
Consolidated Statements of Stockholder's Equity                     6
Consolidated Statements of Cash Flows                               7
Notes to Consolidated Financial Statements                          8

              (2) Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

              (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

              No           Description

              3.1 Amended and Restated Articles of Incorporation of The Neffs Bancorp, Inc. (Incorporated by reference to Exhibit

                           3(i) of the Registration Statement on Form 10 dated and as filed with Commission on April 27, 2001.)

              3.2 Amended and Restated Bylaws of the Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

              4 Instruments defining the Rights of Security Holders (See exhibits 3.1 and 3.2 above.)

              11           Statement re: computation of per share earnings. See
                           Note 1 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

              12 Statement of Computation of Ratios (See the information appearing on page 42 of the Registrant's Summary of Selected Financial Data, which page is included in Exhibit 11 and page 40 of Registrant's 2001 Annual Report, which pages are include in
                           Exhibit 13.)

              13           Excerpts from Neffs Bancorp, Inc. Annual Report to
                           Stockholders.

              21 Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K of the registrant, filed on April 1, 2002.)

            99.1 Certification of Chief Executive Officer of Neffs Bancorp, Inc., Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Principal Financial Officer of Neffs Bancorp, Inc., Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports filed on Form 8-K

                   None

         (c)  Exhibits required by item 601 of Regulation SK.

                   See Item 15(a) (3) above.

Signatures

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Neffs Bancorp, Inc.

Date: March 31, 2003                                 By /s/ John J. Remaley
                                                       -------------------------
                                                        John J. Remaley
                                                        President and
                                                        Chief Executive Officer

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

      SIGNATURES                                  TITLE                                         DATE
      ----------                                  -----                                         ----
/s/ John J. Remaley
-------------------

John J. Remaley                  President, Chief Executive Officer and Director            March 31, 2003

/s/ Herman P. Snyder
-------------------

Herman P. Snyder                 Vice President and Director                                March 31, 2003

/s/ Robert B. Heintzelman
------------------------

Robert B. Heintzelman            Director                                                   March 31, 2003

/s/ Robert L. Wagner
-------------------

Robert L. Wagner                 Director                                                   March 31, 2003

/s/ John F. Simock
-----------------

John F. Simock                   Director                                                   March 31, 2003

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION
                     302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Remaley, Chief Executive Officer, certify that:

1)   I have reviewed this annual report on Form 10-K of Neffs Bancorp, Inc.

2) Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

5) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                            By: /s/ John J. Remaley
                                                         John J. Remaley
                                                         Chief Executive Officer

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Duane J. Costenbader, Principal Financial Officer, certify that:

     1)  I have reviewed this annual report on Form 10-K of Neffs Bancorp, Inc.

     2) Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 28, 2003              By: /s/ Duane J. Costenbader
                                                Duane J. Costenbader
                                                Principal Financial Officer