Form 10-Q
period 2003-03-31
NEFFS BANCORP INC
filed 2003-05-13
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File  0  -   32605

                              NEFFS BANCORP, INC.
            ---------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2400383
-----------------------------------            ---------------------------------
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

                       Yes (X)        No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes ( )        No ( )

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                       Yes ( )        No (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of 4/30/03, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition (Unaudited)
          March 31, 2003 and December 31, 2002............................................     3

          Consolidated Statements of Income (Unaudited)
          Three months ended March 31, 2003 and March 31, 2002............................     4

          Consolidated Statement of Stockholders' Equity  (Unaudited)
          Three months ended March 31, 2003, and March 31, 2002...........................     5

          Consolidated Statements of Cash Flows (Unaudited)
          Three months ended March 31, 2003, and March 31, 2002...........................     6

          Notes to the Interim Consolidated Financial Statements (Unaudited)..............     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................................     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................    17

Item 4.   Controls and Procedures.........................................................    18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................    18

Item 2.   Changes in Securities...........................................................    18

Item 3.   Defaults Upon Senior Securities.................................................    18

Item 4.   Results of Votes of Security Holders............................................    18

Item 5.   Other Information...............................................................    19

Item 6.   Exhibits and Reports on Form 8-K................................................    19

SIGNATURES ...............................................................................    20

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unadited)

                                                                                          March 31       December 31
Dollars in thousands                                                                        2003             2002
                                                                                        ----------------------------
                                        ASSETS
Cash and due from banks                                                                 $     3,277     $     2,732
Interest bearing deposits with banks                                                             23              18
Federal funds sold                                                                           10,279          10,475
Securities available for sale                                                                13,065          10,044
Securities held to maturity, market value
   $89,552 in 2003; $85,914 in 2002                                                          88,006          84,353

Loans                                                                                        69,038          69,598
   Less allowance for loan losses                                                              (589)           (564)
                                                                                        ---------------------------
                       Net loans                                                             68,449          69,034
                                                                                        ---------------------------

Premises and equipment, net                                                                   2,374           2,396
Other assets                                                                                  1,536           1,241
                                                                                        ---------------------------
                       Total assets                                                     $   187,009     $   180,293
                                                                                        ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                                          $    13,292     $    11,934
          Interest bearing                                                                  139,242         134,601
                                                                                        ---------------------------
                       Total deposits                                                       152,534         146,535
    Other liabilities                                                                           813             933
                                                                                        ---------------------------
                       Total liabilities                                                    153,347         147,468
                                                                                        ---------------------------

Stockholders' Equity
    Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares as of 3/31/03; 196,431
          outstanding as of 3/31/03 & 12/31/02                                                  200             200
    Paid-in capital                                                                             609             609
    Retained earnings                                                                        33,380          32,610
    Accumulated other comprehensive income                                                       88              21
    Less treasury stock at cost 3,569 shares in 2003; 3,569 shares in 2003                     (615)           (615)
                                                                                        ---------------------------
                       Total stockholders' equity                                            33,662          32,825
                                                                                        ---------------------------

                       Total liabilities and stockholders' equity                       $   187,009     $   180,293
                                                                                        ===========================

See Notes to Consolidated Financial Statements.

                    NEFFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

Dollars in thousands
Three months ended March 31,                                                    2003                     2002
                                                                            ------------            -------------
Interest income:
    Interest and fees on loans                                                     1,266                    1,382
    Interest and dividends on investments:
           Taxable                                                                   677                      738
           Exempt from federal income taxes                                          542                      383
    Interest on federal funds sold and other                                          31                       20
                                                                            ------------            -------------
                        Total interest income                                      2,516                    2,523
                                                                            ------------            -------------

Interest Expense:
    Interest on deposits                                                           1,116                    1,216
                                                                            ------------            -------------
                      Total interest expense                                       1,116                    1,216
                                                                            ------------            -------------

                      Net interest income                                          1,400                    1,307
                                                                            ------------            -------------

Provision for loan losses                                                             15                       20
                                                                            ------------            -------------

                      Net interest income after provision for loan losses          1,385                    1,287
                                                                            ------------            -------------

Other income:
    Service charges on deposit accounts                                               46                       45
    Other service charges and fees                                                    14                       17
    Other income                                                                      10                        6
    Net security gains                                                                 -                        1
                                                                            ------------            -------------
                      Total other income                                              70                       69
                                                                            ------------            -------------

Other expenses:
    Salaries and employee benefits                                                   267                      245
    Occupancy                                                                         28                       23
    Furniture and equipment                                                           35                       35
    Pennsylvania shares tax                                                           75                       76
    Other Expenses                                                                   144                       99
                                                                            ------------            -------------
                      Total other expenses                                           549                      478
                                                                            ------------            -------------

                      Income before income taxes                                     906                      878
                                                                            ------------            -------------

Income tax expense                                                                   136                      167
                                                                            ------------            -------------

                      Net income                                            $        770            $         711
                                                                            ============            =============

Per share data:
    Earnings per share, basic and diluted                                   $       3.92            $        3.62
                                                                            ============            =============

    Weighted average common shares outstanding                                   196,431                  196,431
                                                                            ============            =============

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unadited)

                                                                                       Accumulated
                                                              Additional                  Other                         Total
                                                     Common    Paid-In     Retained   Comprehensive    Treasury      Stockholders'
Dollars in thousands                                  Stock    Capital     Earnings       Loss          Stock           Equity
                                                     -----------------------------------------------------------------------------
Balance, December 31, 2001                           $  200   $      609   $ 30,404   $        (100)   $   (615)     $      30,498
                                                                                                                     -------------
 Comprehensive Income:
  Net income                                              -            -        711               -           -                711
  Change in unrealized net losses on
    securities available for sale, net of tax             -            -          -             (25)          -                (25)

                                                                                                                     -------------
   Total comprehensive income                                                                                                  686
                                                     -----------------------------------------------------------------------------

Balance, March 31, 2002                              $  200   $      609   $ 31,115   $        (125)   $   (615)     $      31,184
                                                     =============================================================================

                                                                                       Accumulated
                                                              Additional                  Other                         Total
                                                     Common    Paid-In     Retained   Comprehensive    Treasury      Stockholders'
Dollars in thousands                                  Stock    Capital     Earnings       Loss          Stock           Equity
                                                     -----------------------------------------------------------------------------
Balance, December 31, 2002                           $  200   $      609   $ 32,610   $          21    $   (615)     $      32,825
                                                                                                                     -------------
 Comprehensive Income:
  Net income                                              -            -        770               -           -                770
  Change in unrealized net gains on
    securities available for sale, net of tax             -            -          -              67           -                 67

                                                                                                                     -------------
   Total comprehensive income                                                                                                  837
                                                     -----------------------------------------------------------------------------

Balance, March 31, 2003                              $  200   $      609   $ 33,380   $          88    $   (615)     $      33,662
                                                     =============================================================================

See Notes to Consolidated Financial Statements.

               NEFFS BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

Dollars in thousands
Three months ended March 31,                                         2003                     2002
                                                                 -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $       770              $       711
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      27                       23
        Provision for loan losses                                         15                       20
        Net accretion of securities                                      (45)                    (127)
        Net security gains                                                 -                       (1)
        Change in assets and liabilities:
            Increase in:
                    Accrued interest receivable                         (210)                     (10)
                    Income taxes receivable                              (98)                     (40)
                    Other assets                                         (21)                     (18)
            Decrease in:
                    Accrued interest payable                             (80)                     (82)
                    Other liabilities                                    (40)                     (55)
                                                                 -----------              -----------
            Net cash provided by operating activities                    318                      421
                                                                 -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest bearing deposits
         with banks                                                       (5)                      (7)
    Net (increase)decrease in federal funds sold                         196                   (2,084)
    Purchase of securities available for sale                         (3,264)                  (3,021)
    Proceeds from maturities/calls of securities available
        for sale                                                         346                      722
    Purchase of securities held to maturity                          (10,777)                  (7,960)
    Proceeds from maturities/calls of securities held to
        maturity                                                       7,167                    4,661
    Net decrease in loans                                                570                    1,041
    Purchases of premises and equipment                                   (5)                     (30)
                                                                 -----------              -----------
         Net cash used in investing activities                        (5,772)                  (6,678)
                                                                 -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                           5,999                    5,599
                                                                 -----------              -----------
        Net cash provided by financing activities                      5,999                    5,599
                                                                 -----------              -----------

         Increase (decrease) in cash and cash equivalents                545                     (658)

Cash and cash equivalents:
    Beginning                                                          2,732                    2,909
                                                                 -----------              -----------
    Ending                                                       $     3,277              $     2,251
                                                                 ===========              ===========

Supplementary Cash Flows Information
    Interest Paid                                                $     1,196              $     1,297
                                                                 ===========              ===========

    Income Taxes Paid                                            $       309              $       284
                                                                 ===========              ===========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ending March 3l, 2003, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2003. These statements should be read in conjunction with notes to the financial statements contained in the 2002 Annual Report to Stockholders.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission.

For further information, refer to the financial statements footnotes thereto included in The Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2002.

NOTE 2.  COMMITMENTS AND CONTIGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

NOTE 3.  COMPREHENSIVE INCOME

Comprehensive income was $837,000 and $686,000 for the three months ended March 31, 2003 and 2002. The difference between comprehensive income and net income presented in the Consolidated Statements of Stockholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented.

NOTE 4.  NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Corporation's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The corporation had $698,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.

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

OVERVIEW

Net income for the quarter increased 8.3% to $770,000 as compared to $711,000 for the first quarter of 2002 and total revenues remained the same at $2.6 million for the quarter. Diluted net income per common share increased 8.3% to $3.92 per share from $3.62 per share in the first quarter a year ago. At March 31, 2003, the Corporation had total assets of $187 million, total loans of $69 million, and total deposits of $152.5 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $176.2 million for the first quarter of 2003 as compared to $153.2 million for the same period in 2002. The yield on earning assets for the first quarter of 2003 was 5.7%, a decrease of 88 basis points over the comparable period in 2002.

The growth in interest earning assets was funded primarily by an increase of $21 million in the average balance of deposits. Interest-bearing liabilities increased from $115.5 million during the first quarter of 2002 to $136.6 million during the first quarter of 2003. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $512,000, $17.5 million, and $3 million, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 3.3% for the first quarter of 2003 and 4.2% for the first quarter of 2002, a decrease of 90 basis points. This was the result of the declining interest rate environment that was experienced during much of year 2002.

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

Interest income decreased by $7,000, or .3% over the first quarter of 2002. Interest expense for the first quarter of 2003 decreased by $100,000, or 8.2%, compared to the first quarter of 2002. The decrease was due to the general decline in rates being paid on interest bearing deposits, mainly certificates of deposit.

Net interest income increased by $93,000, to $1.4 million, or 7.1% over the first quarter of 2002. The increase was due to the decrease in rates being paid on interest bearing deposit accounts during the first quarter of 2002. As rates continued to decrease during the second and third quarters of 2002, the Corporation reduced rates being offered on interest bearing deposit accounts, mainly certificates of deposit. Net income for the first quarter of 2003 continued to be affected by those downward rate adjustments.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2003 was 3.8% compared to 3.4% for the first quarter of 2002. During the first quarter of 2003, yields on earning assets decreased to 5.7%, yields on interest bearing deposits decreased to 3.3%, as compared to 6.6% and 4.2%, respectively, for the first quarter of 2002.

Provision for Loan Losses

The provision for loan losses decreased by $5,000 or 25.0% during the first quarter of 2003. This decrease was made to keep pace with the decrease in the loan portfolio.

Non-interest Income

Non-interest income for the first quarter of 2003 increased by $1,000, or 1.5% from the same period in 2002. The increase was attributable to growth in deposit accounts, related service charges, and fee income derived from the sale of loan related insurance.

Non-interest Expense

For the first quarter of 2003, non-interest expenses increased by $71,000, or 14.9%, to $549,000, compared to $478,000 over the same period in 2002. Increases in employee costs and a nominal increase in operational expenses attributed to the rise in non-interest expense while being offset by decreases in other miscellaneous expenses.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $22,000, or 9.0%, for the first quarter of 2003. This increase is consistent with general wage and benefit increases as well as increases in staff levels necessary to handle the Corporation's growth from the first quarter of 2002 to the first quarter of 2003.

The total of other non-interest expenses increased by $37,000, or 15.1%, for the three-month period ending March 3l, 2003, as compared to the same period in 2002. There was a general increase in expenses for the first quarter, such as stationary and supplies, travel and convention, advertising and loan and collection expenses.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equal non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled .3% for the three months ended March 3l, 2003, unchanged from March 3l, 2002. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2003, the operating efficiency ratio was 37.4% compared to 34.7% for the similar period in 2002.

Provision for Federal Income Taxes

The provision for federal income taxes was $136,000 for the first quarter of 2003 compared to $167,000 for the same period in 2002. The effective tax rate, which is the ratio of income tax expense to income before income taxes was 15.0% for the first three months of 2003 and 19.0% for the same period in 2002, due to increases in tax-exempt securities.

Net Income

Net income for the first quarter of 2003 was $770,000, an increase of $59,000, or 8.3%, over the $711,000 recorded in the first quarter of 2002. The increase was a result of an increase in net interest income, a reduction in income tax expense and provision for loan losses, and was offset by an increase in non-interest expense.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2003 was 1.7% a decrease of 1 basis point from the first quarter of 2002. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2003 remained unchanged at 9.3% from the first quarter of 2002.

FINANCIAL CONDITION

Securities

Securities available for sale increased $3 million to $13.1 million as of March 3l, 2003, from $10 million on December 3l, 2002. The increase was due to the purchase of mortgage back securities.

The securities available-for-sale portfolio had an unrealized net gain of $88,000, at the end of the first quarter of 2003, due to declining interest rates during the first quarter of 2003.

During the first three months of 2003, the securities held to maturity portfolio increased $3.7 million to $88 million. The increase was the result of purchases of mortgage-backed securities, U. S. Government agency securities and state/municipal securities.

Federal funds sold on an over-night basis as of March 31, 2003 totaled $10.3 million, a decrease of $196,000, or 1.9% from December 3l, 2002.

The weighted average life of the combined securities portfolio was approximately 12 years at March 3l, 2003 with a weighted yield of 6.88%.

NET LOANS RECEIVABLE

During the first three months of 2003, net loans receivable decreased by $585,000 from $69 million at December 31, 2002, to $68.4 million on March 31, 2003. Net loans receivable represented 44.9% of total deposits and 36.6% of total assets at March 31, 2003, as compared to 47.1% and 38.3%, respectively, at December 31, 2002.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

As of March 3l, 2002, total loans receivable reached $69 million, a decrease of $560,000, or 0.8%, as compared to December 3l, 2002.

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at March 3l, 2003, were $224,000, or .12%, of total assets as compared to $227,000, or ..13%, of total assets at December 3l, 2002. There was no foreclosed real estate held by the Corporation as of March 3l, 2003 or as of December 3l, 2002.

The following summary table presents information regarding non-performing loans and assets as of March 3l, 2003 and 2002, and December 3l, 2002.

                         NONPERFORMING LOANS AND ASSETS
                                 (in Thousands)

                                                        March 31,             December 31,             March 31,
                                                          2003                   2002                    2002
Nonaccrual Loans:
Commercial                                             $         -          $              -         $          2
Consumer                                                         -                         -                    -
Real Estate:
        Construction                                             -                         -                    -
        Mortgage                                               224                       227                  291
                                                       -----------          ----------------         ------------
            Total nonaccrual                                   224                       227                  293
Restructured loans                                               -                         -                    -
                                                       -----------          ----------------         ------------
            Total nonperforming loans                          224                       227                  293
Foreclosed real estate                                           -                         -                    -
                                                       -----------          ----------------         ------------
            Total nonperforming assets                         224                       227                  293
Loans past due 90 days or more                                 268                       203                    9
                                                       -----------          ----------------         ------------
            Total nonperforming assets and
                loans past due 90 days or more         $       492          $            430         $        302
Nonperforming loans to total loans                            0.33%                     0.32%                0.41%
Nonperforming assets to total assets                          0.12%                     0.13%                0.18%

The following table sets forth the corporation's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES

                                                        3 months                3 months
                                                         Ending                  Ending
                                                         March 31,               March 31,
                                                           2003                    2002
Balance at beginning of period                         $       564          $            446
Provisions charged to operating expenses                        15                        20
Recoveries of loans previously charged-off
      Commercial                                                 9                         -
      Consumer                                                   1                         -
      Real Estate                                                -                         -
                                                       -----------          ----------------
Total Recoveries                                                10                         -
Loans Charged Off:
      Commercial                                                 -                         -
      Consumer                                                   -                         6
      Real Estate                                                -                         -
                                                       -----------          ----------------
Total Charged-off                                                -                         6
Net Charge-offs (recoveries)                                   (10)                        6
Balance at end of period                               $       589          $            460
Net charge-offs as a percentage of                            0.00%                     0.01%
   average loans outstanding
Allowance for loan losses as a percentage of                  0.85%                     0.64%
   period-end loans

DEPOSITS

Total deposits at March 3l, 2003, were $152.5 million, up $6 million, or 4.1%, over total deposits of $146.5 million at December 3l, 2002. The average balances for the first three months of 2003 and 2002 are presented in the following table:

                                                                          Three Months Ended March 31,

                                                                    2003                               2002
                                                         Average          Average         Average         Average
                                                         Balance           Rate           Balance          Rate
                                                         -------           ----           -------          ----
Demand Deposits:
   Noninterest-bearing                                 $    11,900                       $  11,232
   Interest-bearing                                          8,004         1.95%             7,492         1.44%
Savings                                                     54,608         1.93%            37,132         2.89%
Time deposits                                               73,942         4.51%            70,901         5.20%
                                                       -----------                       ---------

Total Deposits                                         $   148,454                       $ 126,757
                                                       ===========                       =========

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Corporation's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Corporation's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Bank's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The Corporation's Board of Directors approves the guidelines established by ALCO.

An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Corporation's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 3l, 2003, the Corporation's simulation model indicates net interest income would increase 3.0% within the first year if rates increased as described above. The model projects that net income would decrease by 3.5% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

CAPITAL ADEQUACY

At March 31, 2003, stockholders' equity totaled $33.7 million, up 2.7% over stockholders' equity of $32.8 million at December 31, 2002. Stockholders' equity at March 31, 2003 included $67,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross stockholders' equity changed by an increase of $770,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                                       To Be Well
                                                                                      Capitalized
                                                                   For Capital        Under Prompt
                                 March 31,      December 31,        Adequacy        Corrective Action
                                  2003             2002             Purposes           Provisions
                                  ----             ----             --------           ----------
Risk-Based Capital Ratios:

         Tier 1 Capital            40.31%          40.20%             4.00%               6.00%

         Total Capital             41.00           40.90              8.00               10.00

         Leveraged Capital         18.40           18.50              4.00                5.00

At March 3l, 2002, the consolidated capital levels of the Corporation and of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 3l, 2002. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive officer and the principal financial officer.

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

                                          NEFFS BANCORP, INC.

Date: 05/12/03                           /s/ John J. Remaley
                                         --------------------------
                                          John J. Remaley, President

Date: 05/12/03                           /s/ Duane J. Costenbader
                                         -------------------------------------
                                          Duane J. Costenbader, Asst. Secretary

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

Date: May 12, 2003                          By: /s/ John J. Remaley
                                                    John J. Remaley
                                                    Chief Executive Officer

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

Date: May 12, 2003                    By: /s/ Duane J. Costenbader
                                              Duane J. Costenbader
                                              Principal Financial Officer