Form 10-Q
period 2003-06-30
NEFFS BANCORP INC
filed 2003-08-12
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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

                        Yes  [ ]        No    [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 6/30/03, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Statements of Financial Condition (Unaudited)
              June 30, 2003 and December 31, 2002................................................................    3

              Consolidated Statements of Income (Unaudited) Three months ended
              June 30, 2003 and June 30, 2002
              Six months ended June 30, 2003 and June 30, 2002...................................................    4

              Consolidated Statements of Stockholders' Equity  (Unaudited)
              Six months ended June 30, 2003, and June 30, 2002..................................................    5

              Consolidated Statements of Cash Flows (Unaudited)
              Six months ended June 30, 2003, and June 30, 2002..................................................    6

              Notes to the Interim Consolidated Financial Statements (Unaudited).................................    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................    9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................   19

Item 4.       Controls and Procedures............................................................................   19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................   20

Item 2.       Changes in Securities..............................................................................   20

Item 3.       Defaults Upon Senior Securities....................................................................   20

Item 4.       Results of Votes of Security Holders...............................................................   20

Item 5.       Other Information..................................................................................   21

Item 6.       Exhibits and Reports on Form 8-K...................................................................   21

SIGNATURES.......................................................................................................   22

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          June 30,     December 31,
Dollars in thousands                                                                        2003           2002
                                                                                        ---------------------------
                                    ASSETS                                                      (Unaudited)
Cash and due from banks                                                                 $      5,474   $      2,732
Interest bearing deposits with banks                                                              43             18
Federal funds sold                                                                            13,247         10,475
Securities available for sale                                                                 19,268         10,044
Securities held to maturity, market value
    2003 $84,867; 2002 $85,914                                                                81,579         84,353

Loans                                                                                         68,865         69,598
   Less allowance for loan losses                                                               (611)          (564)
                                                                                        ---------------------------
                       Net loans                                                              68,254         69,034
                                                                                        ---------------------------
Premises and equipment, net                                                                    2,388          2,396
Other assets                                                                                   1,540          1,241
                                                                                        ---------------------------
                       Total assets                                                     $    191,793   $    180,293
                                                                                        ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                                          $     13,619   $     11,934
           Interest bearing                                                                  143,184        134,601
                                                                                        ---------------------------
                       Total Deposits                                                        156,803        146,535
     Other liabilities                                                                           837            933
                                                                                        ---------------------------
                        Total liabilities                                                    157,640        147,468
                                                                                        ---------------------------

Stockholders' Equity
    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 2003 196,431 shares;
           2002 196,431 shares                                                                   200            200
     Paid-in capital                                                                             609            609
     Retained earnings                                                                        33,899         32,610
     Accumulated other comprehensive income                                                       60             21
     Less treasury stock at cost 2003: 3,569 shares; 2002: 3,569 shares                         (615)          (615)
                                                                                        ---------------------------
                           Total stockholders' equity                                         34,153         32,825
                                                                                        ---------------------------
                           Total liabilities and stockholders' equity                   $    191,793   $    180,293
                                                                                        ===========================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
(Dollars in thousands, except per share data)                           2003           2002            2003           2002
                                                                    ---------------------------    ---------------------------
Interest income:
    Interest and fees on loans                                      $      1,253   $      1,383    $      2,519   $      2,765
    Interest and dividends on investments:
           Taxable                                                           627            757           1,304          1,495
           Exempt from federal income taxes                                  568            432           1,110            815
           Interest on federal funds sold and other                           40             30              71             50
                                                                    ---------------------------    ---------------------------
                        Total interest income                              2,488          2,602           5,004          5,125
                                                                    ---------------------------    ---------------------------

Interest Expense:
    Interest on deposits                                                   1,115          1,244           2,231          2,460
                                                                    ---------------------------    ---------------------------
                         Total interest expense                            1,115          1,244           2,231          2,460
                                                                    ---------------------------    ---------------------------
                         Net interest income                               1,373          1,358           2,773          2,665
                                                                    ---------------------------    ---------------------------
Provision for loan losses                                                     15             45              30             65
                                                                    ---------------------------    ---------------------------

                     Net interest income after provision
                            for loan losses                                1,358          1,313           2,743          2,600
Other income:
    Service charges on deposit accounts                                       44             41              90             86
    Other service charges and fees                                            31             26              45             43
    Other income                                                               2             (1)             12              5
    Net security gains                                                         -              -               -              1
                                                                    ---------------------------    ---------------------------
                         Total other income                                   77             66             147            135
                                                                    ---------------------------    ---------------------------
Other expenses:
    Salaries and employee benefits                                           275            252             542            497
    Occupancy                                                                 47             30              75             53
    Furniture and equipment                                                   35             35              70             70
    Pennsylvania shares tax                                                   78             69             153            145
    Other expenses                                                           131            141             275            240
                                                                    ---------------------------    ---------------------------
                         Total other expenses                                566            527           1,115          1,005
                                                                    ---------------------------    ---------------------------

                         Income before income taxes                          869            852           1,775          1,730

Income tax expense                                                           114            153             250            320
                                                                    ---------------------------    ---------------------------
                        Net income                                  $        755   $        699    $      1,525   $      1,410
                                                                    ===========================    ===========================
Per share data:
    Earnings per share, basic and diluted                           $       3.84   $       3.56    $       7.76   $       7.18
                                                                    ===========================    ===========================
    Weighted average common shares outstanding                           196,431        196,431         196,431        196,431
                                                                    ===========================    ===========================
    Cash dividends declared per share                               $       1.20   $       1.10    $       1.20   $       1.10
                                                                    ===========================    ===========================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                             Accumulated
                                                                    Additional                   Other                     Total
                                                         Common      Paid-In      Retained   Comprehensive  Treasury   Stockholders'
Dollars in thousands                                     Stock       Capital      Earnings   Income (Loss)    Stock       Equity
                                                       -----------------------------------------------------------------------------
Balance, December 31, 2001                             $      200   $      609   $   30,404   $     (100)  $     (615)  $   30,498
                                                                                                                        ----------
    Comprehensive Income:
       Net income                                               -            -        1,410            -            -        1,410
       Change in unrealized net gains on
           securities available for sale, net of tax                                                  75                        75
                                                                                                                        ----------
          Total comprehensive income                                                                                         1,485
                                                                                                                        ----------

    Cash dividends declared on common
          stock, $1.10 per share                                -            -         (216)           -            -         (216)

                                                       ---------------------------------------------------------------------------
Balance, June 30, 2002                                 $      200   $      609   $   31,598   $      (25)  $     (615)  $   31,767
                                                       ===========================================================================

                                                                                             Accumulated
                                                                    Additional                   Other                     Total
                                                         Common      Paid-In      Retained   Comprehensive  Treasury   Stockholders'
Dollars in thousands                                     Stock       Capital      Earnings       Income       Stock       Equity
                                                       -----------------------------------------------------------------------------
Balance, December 31, 2002                             $      200   $      609   $   32,610   $       21   $     (615)  $   32,825
                                                                                                                        ----------
    Comprehensive Income:
       Net income                                               -            -        1,525            -            -        1,525
       Change in unrealized net gains on
           securities available for sale, net of tax                                                  39                        39

                                                                                                                        ----------
           Total comprehensive income                                                                                        1,564
                                                                                                                        ----------
    Cash dividends declared on common
           stock, $1.20 per share                               -            -         (236)           -            -         (236)
                                                       ---------------------------------------------------------------------------
Balance, June 30, 2003                                 $      200   $      609   $   33,899   $       60   $     (615)  $   34,153
                                                       ===========================================================================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Six Months Ended June 30,                                                  2003       2002
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $  1,525   $  1,410
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                           53         50
        Provision for loan losses                                              30         65
        Net accretion of securities                                            (9)      (252)
        Net security gains                                                      -         (1)
        Change in assets and liabilities:
              Decrease in:
                    Accrued interest receivable                               (78)       (87)
                    Income taxes receivable                                  (228)      (160)
                    Other assets                                              (13)        (7)
              Decrease in:
                    Accrued interest payable                                  (77)       (33)
                    Other liabilities                                         (19)       (10)
                                                                         --------   --------
             Net cash provided by operating activities                      1,184        975
                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase(decrease) in interest bearing deposits
         with banks                                                           (25)        27
    Net increase in federal funds sold                                     (2,772)    (4,676)
    Purchase of securities available for sale                             (11,468)    (4,415)
    Proceeds from maturities/calls of securities available
        for sale                                                            2,274        992
    Purchase of securities held to maturity                               (22,890)   (13,014)
    Proceeds from maturities/calls of securities held to
        maturity                                                           25,702      8,443
    Net decrease in loans                                                     750        887
    Purchases of premises and equipment                                       (45)       (65)
                                                                         --------   --------
         Net cash used in investing activities                             (8,474)   (11,821)
                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                               10,268     10,675
    Dividends paid                                                           (236)      (216)
                                                                         --------   --------
        Net cash provided by financing activities                          10,032     10,459
                                                                         --------   --------
         Increase (decrease) in cash and cash equivalents                   2,742       (387)

Cash and cash equivalents:
    Beginning                                                               2,732      2,909
                                                                         --------   --------
    Ending                                                               $  5,474   $  2,522
                                                                         ========   ========

Supplementary Cash Flows Information
    Interest Paid                                                        $  2,308   $  2,520
                                                                         ========   ========
    Income Taxes Paid                                                    $    621   $    625
                                                                         ========   ========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Company") and its wholly owned subsidiary The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2003. These statements should be read in conjunction with notes to the financial statements contained in the 2002 Annual Report to Stockholders.

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

For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2002.

NOTE 2. COMMITMENTS AND CONTIGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income was $1.56 million and $1.49 million for the six months ended June 30, 2003 and 2002. For the three months ending June 30, 2003 and 2002, comprehensive income was $727,000 and $799,000, respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Stockholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented, net of tax.

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

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The corporation had $672,000 of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 12, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Company's financial condition or results of operations.

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

Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and the Bank. When words such as "believes," "expects," "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

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

The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that the Compnay files periodically with the Securities and Exchange Commission.

OVERVIEW

Net income for the quarter increased 8.0% to $755,000 as compared to $699,000 for the second quarter of 2002. Net income per common share increased 7.9% to $3.84 from $3.56 per common share in the second quarter a year ago. At June 30, 2003, the Company had total assets of $191.8 million, total loans of $68.9 million, and total deposits of $156.8 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $178.9 million for the second quarter of 2003 as compared to $160.4 million for the same period in 2002. The yield on earning assets for the second quarter of 2003 was 5.6%, a decrease of 90 basis points over the comparable period in 2002.

The growth in interest earning assets was funded primarily by an increase of $20 million in the average balance of deposits. Average interest-bearing liabilities increased from $122.1 million during the second quarter of 2002 to $141.9 million during the first quarter of 2003. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $1.0 million, $15.2 million, and $3.8 million, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 3.1% for the second quarter of 2003 and 4.1% for the second quarter of 2002, a decrease of 100 basis points. This was the result of the declining interest rate environment that was experienced during much of 2002 and 2003.

NET INTEREST INCOME AND NET INTEREST MARGIN

The largest source of the Company's income is net interest income. Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. The principal source of funding for such assets is deposits.

Interest income decreased by $114,000, or 4.4%, over the second quarter of 2002. Average interest earning assets grew to $178.9 million for the second quarter of 2003 as compared to $160.4 million for the same period in 2002. This decrease is attributed to the declining interest rates on loans. The yield on earning assets for the second quarter of 2003 was 5.6% a decrease of 90 basis points over the comparable period in 2002.

Interest expense for the second quarter of 2003 decreased by $129,000, or 10.4% compared to the second quarter of 2002. This decrease was primarily attributable to a decrease in the average rates paid on interest-bearing liabilities. The average rate paid on these liabilities for the second quarter of 2003 was 3.1% a decrease of 100 basis points.

Net interest income for the second quarter of 2003 increased by $15,000, or 1.1% over the same period in 2002. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The company's net interest rate spread was 2.5% during the second quarter of 2003 compared to 2.4% for the same period of the previous year. The net interest margin decreased by 40 basis points from 3.4 for the second quarter 2002 to 3.0% during the second quarter of 2003.

For the six months ended June 30, 2003, interest income decreased by $121,000 or 2.4%, over the same period in 2002. As with the second quarter, the decrease for the first six months was mostly related to the declining interest rates and the level of average securities outstanding. Interest earning assets for the first six months of 2003 averaged $177.5 million versus $156.8 million for the comparable period in 2002. The yield on those assets decreased to 5.6% during the first half of 2003, from 6.5% for the first half of 2002.

Interest expense for the first six months of 2003 declined $229,000 or 9.3% for the first six months of 2002. The level of average interest-bearing liabilities increased from $118.8 million for the first half of 2002 to $139.2 million for the first six months of 2003. The average rate paid for the first half of 2003 was 3.2%, down 90 basis points from 4.1% for the comparable period in the prior year.

Net interest income for the first six months of 2003 increased by $108,000 or 4.1% over the same period in 2002. The company's net interest margin decreased to 3.1% for the first six months of 2003, from 3.4% from the first half of 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $15,000 during the second quarter of 2003; $30,000 less than the increase for the second quarter of 2002. This change was made to keep pace with the decrease in the loan portfolio.

NONINTEREST INCOME

Noninterest income for the second quarter of 2003 decreased by $11,000, or 16.7% from the same period in 2002. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Recurring core noninterest income for the first six months of 2003 was $135,000 as compared to $131,000 for the first half of 2002, an increase of 3.0%. The increase is mainly attributable to an increase in deposit account service charge income.

NONINTEREST EXPENSE

For the second quarter of 2003, noninterest expense increased by $39,000 or 7.4%, over the same period in 2002.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $23,000, or 9.1% for the second quarter of 2003 over the second quarter of 2002. This increase is consistent with increases in staff levels necessary to handle company growth.

Occupancy expense increased $17,000 for the second quarter of 2003 as compared to 2003. This increase is attributed to building maintenance performed during the second quarter of 2003.

Other expenses for the second quarter of 2003 remained relatively unchanged as compared to the second quarter of 2002.

For the first six months of 2003, non-interest expense increased by $110,000 or 11% over the same period in 2002.

Salary expenses and employee benefits increased by $45,000 or 9.1%, over the first six months of 2002. The increase was due to normal salary adjustments and hiring of additional staff.

Occupancy and furniture and equipment expenses for the first six months of 2003 were $22,000, or 41.5% higher compared to the first half of 2002. This increase consists of building maintenance expenses performed during the first six months of 2003.

Pennsylvania shares tax expense totaled $153,000 for the first six months ended June 30, 2003, an increase of $8,000, or 5.5%, over the first half of 2002.

Net other expenses increased by $35,000 or 11.3% for the first six months ended June 30, 2003 over the first half of 2002. This increase is the result of attendance at conventions, purchase of stationary and supplies, and increased advertising.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expense to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.04% for the three months ended June 30, 2003, slightly lower than 1.12% for the three months ended June 30, 2002. It was 1.04% for the first six months of 2003 compared to 1.08% for the comparable period in 2002.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2003, the operating efficiency ratio was 39.0% compared to 37.0% for the similar period in 2002. For the six months ended June 30, 2003, this ratio was 38.2% compared to 35.9% for the six months ended June 30, 2002.

PROVISION FOR FEDERAL INCOME TAX

The provision for federal income taxes was $114,000 for the second quarter of 2003, as compared to $153,000 for the same period in 2002. For six months ended June 30, the provision was $250,000 and $320,000 for 2003 and 2002, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 13.1% for the second quarter of 2003 and 18% for the second quarter of 2002. The effective tax rate for the first six months of 2003 and 2002 were 14.1% and 18.5%, respectively. The reason for this decrease is due to the bank's increased investments into tax-free securities.

NET INCOME

Net income for the second quarter of 2003 was $755,000, an increase of $56,000 or 8.0% over the $699,000 recorded in the second quarter of 2002. This increase was mainly due to the favorable interest rate climate as deposit account growth funded higher yielding securities.

Net income for the first six months of 2003 was $1.5 million as compared to $1.4 million recorded in the first six months of 2002. This was mainly due to a favorable interest rate climate, enhanced by growth in short term, low rate deposits accounts and subsequent growth in higher yielding securities.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the second quarter of 2003 was 1.6% compared to 1.7% for the second quarter of 2002. The ROA for the first six months of 2003 and 2002 was 1.6% and 1.8%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2003 and 2002 was 9.0%. The annualized ROE for the first six months of 2003 remained unchanged from the first six months of 2002 at 9.1%.

FINANCIAL CONDITION

SECURITIES

During the first six months of 2002, securities available for sale increased by $9.3 million (excluding effects of unrealized gains/losses) from $10 million at December 31, 2002 to $19.3 million at June 30, 2003. This increase is a result of increased purchases of mortgage-backed securities. The securities available for sale portfolio is comprised of mortgage-backed securities and equity securities.

During the first six months of 2003, securities held to maturity decreased from $84.4 million to $81.6 million, primarily as a result of the redemption of U.S. Government agency securities and Corporate securities. Securities held to maturity include U.S. Government agency securities, tax-exempt securities, mortgage-backed securities, corporate securities and equity securities.

Federal funds sold increased by $2.8 million during the first six months of 2003 from $10.5 million at December 31, 2002. This increase was due mainly to calls of bonds and continued strong growth in deposits, mainly savings account deposits. Total securities and federal funds sold aggregated $114.1 million at June 30, 2003, and represented 59.5% of total assets.

The average yield on the combined securities portfolio for the first six months of 2003 was 5.0% as compared to 5.8% for the similar period of 2002. For the second quarter of 2003, the average yield on the combined securities portfolio was 4.9% as compared to 5.8% for the same period in 2002.

NET LOANS RECEIVABLE

During the first six months of 2003, net loans receivable decreased by $780,000 from $69.0 million at December 31, 2002, to $68.3 million on June 30, 2003. Loans receivable represented 43.9% of total deposits and 35.9% of total assets at June 30, 2003, as compared to 47.5% and 38.6%, respectively, at December 31, 2002.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2003, were $223,000, or .12%, of total assets as compared to $227,000, or ..13%, of total assets at December 3l, 2002.

There was no foreclosed real estate owned at June 30, 2003, or at December 31, 2002.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2003 and 2002, and December 3l, 2002.

                         NONPERFORMING LOANS AND ASSETS
                                 (in Thousands)

                                                                June 30,    December 31,    June 30,
                                                                  2003          2002          2002
                                                               ----------    ----------    ----------
Nonaccrual Loans:
Commercial                                                     $        -    $        -    $        2
Consumer                                                                -             -             -
Real Estate:
        Construction                                                    -             -             -
        Mortgage                                                      223           227           289
                                                               ----------    ----------    ----------
            Total nonaccrual                                          223           227           291
Restructured loans                                                      -             -             -
                                                               ----------    ----------    ----------
            Total nonperforming loans                                 223           227           291
Foreclosed real estate                                                  -             -             -
                                                               ----------    ----------    ----------
             Total nonperforming assets                               223           227           291
Loans past due 90 days or more                                        160           203           235
                                                               ----------    ----------    ----------
             Total nonperforming assets and
                loans past due 90 days or more                 $      383    $      430    $      526
Nonperforming loans to total loans                                   0.73%         0.32%         0.73%
Nonperforming assets to total assets                                 0.13%         0.13%         0.31%

The following table sets forth the corporation's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES

                                                                 6 months         Year
                                                                  Ending         Ending
                                                                 June 30,     December 31,
                                                                   2003           2002
                                                               ------------   ------------
Balance at beginning of period                                 $        564   $        445
Provisions charged to operating expenses                                 30            170
Recoveries of loans previously charged-off
      Commercial                                                          9              -
      Consumer                                                           10              6
      Real Estate                                                         -              -
                                                               ------------   ------------
Total Recoveries                                                         19              6
Loans Charged Off:
      Commercial                                                          -            (27)
      Consumer                                                           (2)           (30)
      Real Estate                                                         -              -
                                                               ------------   ------------
Total Charged-off                                                        (2)           (57)
                                                               ------------   ------------
Net Charge-offs (recoveries)                                             17            (51)
                                                               ------------   ------------
Balance at end of period                                       $        611   $        564
Net charge-offs as a percentage of
   average loans outstanding                                              -           0.04%
Allowance for loan losses as a percentage of
   period-end loans                                                    0.89%          0.61%

DEPOSITS

Total deposits at June 30, 2003 were $156.8 million, up $10.3 million, or 7.0%, over total deposits of $146.5 million at December 3l, 2002. The average balances for the six months ended June 30, 2003 and 2002 are presented in the following table.

                                                  Six Months Ended June 30
                                            2003                          2002
                                   Average         Average        Average         Average
Dollars in thousands               Balance          Rate          Balance          Rate
                                   -------         -------       ---------        -------
Demand Deposits:
   Noninterest-bearing              13,462                       $  11,536
   Interest-bearing                  8,331           .96%            7,722         1.45%
Savings                             56,037          1.94            39,676         2.90
Time Deposits                       74,851          4.41            71,393         5.12
                                   -------                       ---------
TOTAL DEPOSITS                     152,681                         130,327

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

The company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2003, the company's simulation model indicates net interest income would increase 3.2% within the first year if rates increased as described above. The model projects that net income would decrease by 3.9% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk under the policies established by ALCO.

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

CAPITAL ADEQUACY

At June 30, 2003, shareholders' equity totaled $34.2 million, up 4.2% over shareholders' equity of $32.8 million at December 31, 2002. Shareholders' equity at June 30, 2003 included a $60,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross shareholders' equity changed by an increase of $1.3 million in retained net income.

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

The following table provides a comparison of the company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                                         To Be Well
                                                                                        Capitalized
                                                                 For Capital            Under Prompt
                            June 30,         December 31,          Adequacy          Corrective Action
                              2003               2002              Purposes              Provisions
                            --------         ------------        -----------         -----------------
Risked Based
Capital Ratios:

     Tier 1                   40.1%              40.2%               4.0%                  6.0%

     Total                    40.8               40.9                8.0                  10.0

     Leveraged Total          17.8               18.5                4.0                   5.0


At June 30, 2003, the consolidated capital levels of the Company and of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company's exposure to market risk has not changed significantly since December 3l, 2002. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2003, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

         a) An annual meeting of shareholders was held on April 9, 2003, at The NOVA Building, Coplay, PA.

         b) One matter was voted on at the April 9, 2003, meeting as follows:

                                   Term          Votes cast     Votes against
  Re-elected                      Expires           for          or withheld*
  ----------                   -----------------------------------------------
John F. Simock                 April, 2006        114,357            0
Robert L. Wagner               April, 2006        114,357            0

*Includes broker nonvotes.

Directors whose term continued after the meeting:                  Term Expires
-------------------------------------------------                  ------------
   Robert L. Heintzelman                                            April, 2004
   John J. Remaley                                                  April, 2004
   Herman P. Snyder                                                 April, 2005

ITEM 5. OTHER INFORMATION

On May 30, 2003, the corporation noted the passing of long-standing director, Robert L. Wagner. Mr. Wagner served as director since 1988 and as Secretary/Treasurer since 2002. On June 17, 2003, Mary Ann Wagner, was appointed to serve as a Class C director to complete the remaining term of Mr. Wagner which expires in 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  3(i) Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to
                           Exhibit 3(i) to Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

                  3(ii) Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed with the commission on February 27, 2002)

                  4 Instruments Defining the Right of Security Holders (See Exhibit 3(i) and 3 (ii), above).

                  11 Statement Re: Computation of Per Share Earnings required by this exhibit is contained in the statements of income filed as part of Item 1 of this report.

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d- 14(a)

                  31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 1350 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K

                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                               NEFFS BANCORP, INC.

Date: 08/11/03                      /s/ John J. Remaley
                                    John J. Remaley, President

Date: 08/11/03                      /s/ Duane J. Costenbader
                                    Duane J. Costenbader, Asst. Secretary