Form 10-Q
period 2003-09-30
NEFFS BANCORP INC
filed 2003-11-12
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                               NEFFS BANCORP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                       23-2400383
-------------------------------                   ------------------------------
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

                           Yes ( )    No (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of 9/30/03, 196,431 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         September 30, 2003 (Unaudited) and December 31, 2002..........................................     3

         Consolidated Statements of Income (Unaudited)
         Three months ended September 30, 2003 and September 30, 2002
         Nine months ended September 30, 2003 and September 30, 2002...................................     4

         Consolidated Statements of Shareholders' Equity  (Unaudited)
         Nine months ended September 30, 2003, and September 30, 2002..................................     5

         Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2003, and September 30, 2002..................................     6

         Notes to the Interim Consolidated Financial Statements (Unaudited)............................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................    19

Item 4.  Controls and Procedures.......................................................................    19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................    20

Item 2.  Changes in Securities and Use of Proceeds.....................................................    20

Item 3.  Defaults Upon Senior Securities...............................................................    20

Item 4.  Submission of Matters to a Vote of Security Holders...........................................    20

Item 5.  Other Information.............................................................................    20

Item 6.  Exhibits and Reports on Form 8-K..............................................................    20

SIGNATURES.............................................................................................    22

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  September 30,    December 31,
Dollars in thousands                                                                  2003             2002
                                                                                  -------------    ------------
                                                                                   (Unaudited)       (Audited)
                              ASSETS
Cash and due from banks                                                             $   4,394        $  2,732
Interest bearing deposits with banks                                                       23              18
Federal funds sold                                                                      7,907          10,475
Securities available for sale                                                          21,825          10,044
Securities held to maturity, market value
    2003 $85,460; 2002 $85,914                                                         83,361          84,353

Loans                                                                                  70,133          69,598
   Less allowance for loan losses                                                        (623)           (564)
                                                                                    ---------        --------
                       Net loans                                                       69,510          69,034
                                                                                    ---------        --------

Premises and equipment, net                                                             2,378           2,396
Other assets                                                                            1,765           1,241
                                                                                    ---------        --------
                       Total assets                                                 $ 191,163        $180,293
                                                                                    =========        ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                                      $  12,931        $ 11,934
          Interest bearing                                                            142,765         134,601
                                                                                    ---------        --------
                       Total Deposits                                                 155,696         146,535
    Other liabilities                                                                     799             933
                                                                                    ---------        --------
                       Total liabilities                                              156,495         147,468
                                                                                    ---------        --------

Stockholders' Equity
    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 2003 196,431 shares;
           2002 196,431 shares                                                            200             200
    Paid-in capital                                                                       609             609
    Retained earnings                                                                  34,566          32,610
    Accumulated other comprehensive income                                                (92)             21
    Less treasury stock at cost 2003: 3,569 shares; 2002: 3,569 shares                   (615)           (615)
                                                                                    ---------        --------
                           Total shareholders' equity                                  34,668          32,825
                                                                                    ---------        --------

                           Total liabilities and shareholders' equity               $ 191,163        $180,293
                                                                                    =========        ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended    Nine Months Ended
(Dollars in thousands, except per share data)                        September 30,         September 30,
                                                                    2003       2002       2003       2002
                                                                  --------   --------   --------   --------
Interest income:
    Interest and fees on loans                                    $  1,297   $  1,367   $  3,816   $  4,132
    Interest and dividends on investments:
           Taxable                                                     467        755      1,771      2,250
           Exempt from federal income taxes                            578        441      1,688      1,256
    Interest on federal funds sold and others                           31         42        102         92
                                                                  --------   --------   --------   --------
                        Total interest income                        2,373      2,605      7,377      7,730
                                                                  --------   --------   --------   --------

Interest Expense:
    Interest on deposits                                             1,112      1,277      3,343      3,737
                                                                  --------   --------   --------   --------
                         Total interest expense                      1,112      1,277      3,343      3,737
                                                                  --------   --------   --------   --------

                         Net interest income                         1,261      1,328      4,034      3,993
                                                                  --------   --------   --------   --------

Provision for loan losses                                               15         45         45        110
                                                                  --------   --------   --------   --------

                     Net interest income after provision
                            for loan losses                          1,246      1,283      3,989      3,883
                                                                  --------   --------   --------   --------
Other operating income:
    Service charges on deposit accounts                                 46         45        136        131
    Other service charges and fees                                      18         18         63         61
    Net security gains                                                   -          -          -          1
    Other income                                                         6          8         18         13
                                                                  --------   --------   --------   --------
                         Total other income                             70         71        217        206
                                                                  --------   --------   --------   --------
Other operating expenses:
    Salaries and employee benefits                                     293        249        835        746
    Occupancy                                                           46         39        121         92
    Furniture and equipment                                             35         35        105        105
    Pennsylvania shares tax                                             78         69        231        214
    Other expenses                                                     118         97        393        337
                                                                  --------   --------   --------   --------
                         Total other expenses                          570        489      1,685      1,494
                                                                  --------   --------   --------   --------

                         Income before income taxes                    746        865      2,521      2,595

Income tax expense                                                      79        167        329        487

                                                                  --------   --------   --------   --------
                        Net income                                $    667   $    698   $  2,192   $  2,108
                                                                  ========   ========   ========   ========

Per share data:
    Earnings per share, basic and diluted                         $   3.40   $   3.55   $  11.16   $  10.73
                                                                  ========   ========   ========   ========

    Weighted average common shares outstanding                     196,431    196,431    196,431    196,431
                                                                  ========   ========   ========   ========

    Cash dividends declared per share                             $      -   $    -     $   1.20   $   1.10
                                                                  ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                           Accumulated
                                                                                              Other                      Total
                                                           Common   Paid-In   Retained    Comprehensive   Treasury    Shareholders'
(Dollars in thousands)                                     Stock    Capital   Earnings    Income (Loss)    Stock         Equity
                                                           ------   -------   --------    -------------   --------    -------------
Balance, December 31, 2001                                 $  200   $   609   $ 30,404    $       (100)   $  (615)    $     30,498
                                                                                                                      ------------
    Comprehensive Income:
       Net income                                               -         -      2,108               -          -            2,108
       Change in unrealized net gains
           on securities available for sale,net of tax                                             149                         149
                                                                                                                      ------------
          Total comprehensive income                                                                                         2,257
                                                                                                                      ------------
    Cash dividends declared on common
          stock, $1.10  per share                               -         -       (216)              -          -             (216)
                                                           ------   -------   --------    ------------    -------     ------------

Balance, September 30, 2002                                $  200   $   609   $ 32,296    $         49    $  (615)    $     32,539
                                                           ======   =======   ========    ============    =======     ============

                                                                                           Accumulated
                                                                                              Other                       Total
                                                           Common   Paid-In   Retained    Comprehensive   Treasury    Shareholders'
(Dollars in thousands)                                     Stock    Capital   Earnings    Income (Loss)    Stock         Equity
                                                           ------   -------   --------    -------------   --------    -------------
Balance, December 31, 2002                                 $  200   $   609   $ 32,610    $         21    $  (615)    $     32,825
                                                                                                                      ------------
    Comprehensive Income:
       Net income                                               -         -      2,192               -          -            2,192
       Change in unrealized net losses
           on securities available for sale,net of tax                                            (113)                       (113)
                                                                                                                      ------------
          Total comprehensive income                                                                                         2,079
                                                                                                                      ------------

    Cash dividends declared on common
          stock, $1.20  per share                               -         -       (236)              -          -             (236)
                                                           ------   -------   --------    ------------    -------     ------------
Balance, September 30, 2003                                $  200   $   609   $ 34,566    $        (92)   $  (615)    $     34,668
                                                           ======   =======   ========    ============    =======     ============

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine Months Ended September 30,
(Dollars in thousands)                                              2003                2002
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $    2,192          $    2,108
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     80                  76
        Provision for loan losses                                        45                 110
        Net amortization (accretion) of securities                      167                (367)
        Net security gains                                                -                  (1)
        Change in assets and liabilities:
              Increase in:
                    Accrued interest receivable                        (229)                (40)
                    Other assets                                       (237)                (86)
             Increase (decrease) in:
                    Accrued interest payable                           (111)                (58)
                    Other liabilities                                   (23)                  5
                                                                 ----------          ----------
             Net cash provided by operating activities                1,884               1,747
                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing
        deposits with banks                                              (5)                 22
    Net (increase) decrease in federal funds sold                     2,568             (10,277)
    Purchase of securities available for sale                       (17,065)             (8,021)
    Proceeds from maturities/calls of securities available
        for sale                                                      4,979               2,039
    Purchase of securities held to maturity                         (30,529)            (20,956)
    Proceeds from maturities/calls of securities held to
        maturity                                                     31,488              17,982
    Net decrease (increase) in loans                                   (521)              1,669
    Purchases of premises and equipment                                 (62)               (168)
                                                                 ----------          ----------
             Net cash used in investing activities                   (9,147)            (17,710)
                                                                 ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                          9,161              16,370
    Dividends paid                                                     (236)               (216)
                                                                 ----------          ----------
             Net cash provided by financing activities                8,925              16,154
                                                                 ----------          ----------

             Increase in cash and cash equivalents                    1,662                 191
Cash and cash equivalents:
    Beginning                                                         2,732               2,909
                                                                 ----------          ----------
    Ending                                                       $    4,394          $    3,100
                                                                 ==========          ==========
Supplementary Cash Flows Information
    Interest Paid                                                $    3,463          $    3,808
                                                                 ==========          ==========

    Income Taxes Paid                                            $      798          $      787
                                                                 ==========          ==========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Company") and its wholly owned subsidiary The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with notes to the financial statements contained in the 2002 Annual Report to Shareholders.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements made in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission.

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2002.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income was $2.08 million and $2.26 million for the nine months ended September 30, 2003 and 2002. For the three months ending September 30, 2003 and 2002, comprehensive income was $515,000 and $772,000, respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Shareholders' Equity is attributed solely to unrealized gains and losses on available-for-sale securities during the periods presented, net of tax.

NOTE 4. NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $716,000 of standby letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material, in management's opinion.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the board as part of the Derivatives Implementation Group process. The Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Company's financial condition or results of operations.

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

Management of the Company has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and the Bank. When words such as "believes," "expects," "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

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

The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that the Company files periodically with the Securities and Exchange Commission.

OVERVIEW

Net income for the quarter decreased 4.44% to $667,000, as compared to $698,000 for the third quarter of 2002. Net income per common share decreased 4.23% to $3.40 from $3.55 per common share in the third quarter a year ago. At September 30, 2003, the Company had total assets of $191.2 million, net loans of $69.5 million, and total deposits of $155.7 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $185.7 million for the third quarter of 2003 as compared to $165.1 million for the same period in 2002. The yield on earning assets for the third quarter of 2003 was 5.11%, a decrease of 121 basis points over the comparable period in 2002.

The growth in interest earning assets was funded primarily by an increase of $17.5 million in the average balance of deposits. Average interest-bearing liabilities increased from $126.9 million during the third quarter of 2002 to $144.4 million during the third quarter of 2003. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $500,000, $13 million, and $4 million, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 3.08% for the third quarter of 2003 and 4.03% for the third quarter of 2002, a decrease of 95 basis points. This was the result of the declining interest rate environment that was experienced during much of 2002 and 2003.

NET INTEREST INCOME AND NET INTEREST MARGIN

The largest source of the Company's income is net interest income. Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. The principal source of funding for such assets is deposits.

Interest income for the third quarter of 2003 decreased by $232,000, or 8.91%, over the third quarter of 2002. Average interest earning assets grew to $185.7 million for the third quarter of 2003 as compared to $165.1 million for the same period in 2002. The decrease in interest income is attributed to the declining interest rates on loans and securities. The yield on earning assets for the third quarter of 2003 was 5.11% a decrease of 121 basis points over the comparable period in 2002.

Interest expense for the third quarter of 2003 decreased by $165,000, or 12.92% compared to the third quarter of 2002. This decrease was primarily attributable to a decrease in the average rates paid on interest-bearing liabilities. The average rate paid on these liabilities for the third quarter of 2003 was 3.08% a decrease of 95 basis points.

Net interest income for the third quarter of 2003 decreased by $67,000 or 5.05% over the same period in 2002. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The company's net interest rate spread was 2.03% during the third quarter of 2003 compared to 2.29% for the same period of the previous year. The net interest margin decreased by 50 basis points from 3.22% for the third quarter 2002 to 2.72% during the third quarter of 2003.

For the nine months ended September 30, 2003, interest income decreased by $353,000 or 4.57%, over the same period in 2002. As with the third quarter, the decrease for the first nine months was mostly related to the declining interest rates and the level of average securities outstanding. Interest earning assets for the first nine months of 2003 averaged $180.3 million versus $159.6 million for the comparable period in 2002. The yield on those assets decreased to 5.46% during the nine months of 2003, from 6.46% for the first nine months of 2002.

Interest expense for the first nine months of 2003 totaled approximately $3.3 million, a decrease of $394,000 or 10.54%, over the first nine months of 2002. The average interest-bearing liabilities increased from $121.5 million for the first nine months of 2002 to $141.0 million for the first nine months of 2003. The average rate paid for the first nine months of 2003 was 3.16%, down 94 basis points from 4.10% for the comparable period in the prior year.

Net interest income for the first nine months of 2003 increased by $41,000 or 1.03% over the same period in 2002. The company's net interest margin decreased to 2.98% for the first nine months of 2003, from 3.34% from the first nine months of 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $30,000 during the third quarter of 2003. This was due to decreased growth in the loan portfolio and a decrease in net charge offs.

NONINTEREST INCOME

Noninterest income for the third quarter of 2003 decreased by $1,000 or 1.41% from the same period in 2002.

Recurring core noninterest income for the first nine months of 2003 was $199,000 as compared to $192,000 for the first nine months of 2002, an increase of 3.65%. The increase is mainly attributable to an increase in deposit account service charge income.

NONINTEREST EXPENSE

For the third quarter of 2003, noninterest expense increased by $81,000 or 16.56%, over the same period in 2002. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $44,000, or 17.67% for the third quarter of 2003 over the third quarter of 2002. This increase is consistent with increases in staff levels necessary to handle company growth.

Occupancy and furniture and equipment expense increased $7,000 or 9.46% during the third quarter of 2003 as compared to 2002. This increase is attributed to building maintenance performed during the third quarter of 2003.

Pennsylvania shares tax expense totaled $78,000 for the third quarter ended September 30, 2003, an increase of $9,000, or 13.04%, over the third quarter of 2002.

Net other expenses for the third quarter increased $21,000 or 21.65% as compared to the third quarter of 2002. This increase is mainly the result of attendance at conventions, purchase of stationary and supplies, increased advertising and an increase in professional fees.

For the first nine months of 2003, non-interest expense increased by $191,000 or 12.78% over the same period in 2002. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expenses and employee benefits increased by $89,000 or 11.93%, over the first nine months of 2002. The increase was due to normal salary adjustments and hiring of additional staff.

Occupancy and furniture and equipment expenses for the first nine months of 2003 were $226,000, or 14.72% higher compared to the first nine months of 2002. This increase consists of building maintenance expenses performed during the first nine months of 2003.

Pennsylvania shares tax expense totaled $231,000 for the first nine months of 2003, an increase of $17,000, or 7.94%, over the nine months of 2002.

Net other expenses increased by $56,000 or 16.62% for the nine months ended September 30, 2003 over the same nine months of 2002. This increase is mainly the result of attendance at conventions, purchase of stationary and supplies, increased advertising and an increase in professional fees.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expense to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.04% for the three months ended September 30, 2003, slightly higher than .92% for the three months ended September 30, 2002. It was 1.02% for the first nine months of 2003 compared to 1.04% for the comparable period in 2002.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2003, the operating efficiency ratio was 42.82% compared to 34.95% for the similar period in 2002. For the nine months ended September 30, 2003, this ratio was 39.64% compared to 35.58% for the nine months ended September 30, 2002.

PROVISION FOR FEDERAL INCOME TAX

The provision for federal income taxes was $79,000 for the third quarter of 2003, as compared to $167,000 for the same period in 2002. For nine months ended September 30, the provision was $329,000 and $487,000 for 2003 and 2002, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 10.59% for the third quarter of 2003 and 19.31% for the third quarter of 2002. The effective tax rate for the first nine months of 2003 and 2002 were 13.05% and 18.77%, respectively. The reason for this decrease is due to the Bank's increased investments into tax-free securities.

NET INCOME

Net income for the third quarter of 2003 was $667,000, a decrease of $31,000 or 4.44% over the $698,000 recorded in the third quarter of 2002. This decrease is mainly due to the unfavorable interest rate climate and an increase in operating expenses for the quarter. Net income for the first nine months of 2003 was $2.2 million as compared to $2.1 million recorded in the first nine months of 2002. This increase is mainly due to a decrease in income taxes as a result of the purchase of tax-free securities.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 2003 was 1.38% compared to 1.63% for the third quarter of 2002. The ROA for the first nine months of 2003 and 2002 was 1.55% and 1.72%, respectively.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its shareholders. ROE is calculated by dividing net income by average shareholders' equity. For purposes of calculating ROE, average shareholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2003 was 7.75% and 8.58% for 2002. The annualized ROE for the first nine months of 2003 was 8.66% and 8.83% for 2002.

FINANCIAL CONDITION

SECURITIES

During the first nine months of 2003, securities available for sale increased by $11.8 million (excluding effects of unrealized gains/losses) from $10 million at December 31, 2002 to $21.8 million at September 30, 2003. This increase is a result of increased purchases of mortgage-backed securities. The securities available for sale portfolio is comprised of mortgage-backed securities and equity securities.

During the first nine months of 2003, securities held to maturity decreased from $84.4 million to $83.4 million, primarily as a result of the redemption of U.S. Government agency securities and corporate securities. Proceeds from redemptions were reinvested in tax-exempt securities which increased to $51.4 million at September 30, 2003 from $43.3 million at December 31, 2002. Securities held to maturity include U.S. Government agency securities, tax-exempt securities, mortgage-backed securities, corporate securities and equity securities.

The average yield on the combined securities portfolio for the first nine months of 2003 was 4.46% as compared to 5.75% for the similar period of 2002. For the third quarter of 2003, the average yield on the combined securities portfolio was 4.00% as compared to 5.64% for the same period in 2002.

NET LOANS RECEIVABLE

During the first nine months of 2003, net loans receivable increased by $500,000 from $69 million at December 31, 2002, to $69.5 million on September 30, 2003. Loans receivable represented 44.64% of total deposits and 36.36% of total assets at September 30, 2003, as compared to 47.11% and 38.29%, respectively, at December 31, 2002.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2003, were $149,000, or .08%, of total assets as compared to $227,000, or .13%, of total assets at December 3l, 2002.

There was no foreclosed real estate owned at September 30, 2003 or December 31, 2002.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2003 and 2002, and December 3l, 2002.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                                                               September 30   December 31,   September 30
                                                                                   2003          2002             2002
Nonaccrual Loans:
Commercial                                                                      $      -         $    -         $    2
Consumer                                                                               -              -              -
Real Estate:
        Construction                                                                   -              -              -
        Mortgage                                                                     149            227            287
                                                                                --------         ------         ------
            Total nonaccrual                                                         149            227            289
Restructured loans                                                                     -              -              -
                                                                                --------         ------         ------
            Total nonperforming loans                                                149            227            289
Foreclosed real estate                                                                 -              -              -
                                                                                --------         ------         ------
             Total nonperforming assets                                              149            227            289
Loans past due 90 days or more                                                       331            203             53
                                                                                --------         ------         ------
             Total nonperforming assets and
                loans past due 90 days or more                                  $    480         $  430         $  342
Nonperforming loans to total loans                                                  0.21%          0.32%          0.48%
Nonperforming assets to total assets                                                0.08%          0.13%          0.20%

The following table sets forth the company's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                                 9 months            Year
                                                                                  Ending            Ending
                                                                               September 30      December 31,
                                                                                   2003              2002
Balance at beginning of period                                                   $   564           $  445
Provisions charged to operating expenses                                              45              170
Recoveries of loans previously charged-off
      Commercial                                                                       9                -
      Consumer                                                                        10                6
      Real Estate                                                                      -                -
                                                                                 -------           ------
Total Recoveries                                                                      19                6

Loans Charged Off:
      Commercial                                                                       -              (27)
      Consumer                                                                        (5)             (30)
      Real Estate                                                                      -                -
                                                                                 -------           ------
Total Charged-off                                                                     (5)             (57)
                                                                                 -------           ------
Net (Charge-offs) recoveries                                                          14              (51)
                                                                                 -------           ------
Balance at end of period                                                         $   623           $  564
Net charge-offs as a percentage of
   average loans outstanding                                                           -             0.04%
Allowance for loan losses as a percentage of
   period-end loans                                                                 0.89%            0.81%

DEPOSITS

Total deposits at September 30, 2003 were $155.7 million, up $9.2 million, or 6.28%, over total deposits of $146.5 million at December 3l, 2002. The average balances for the nine months ended September 30, 2003 and 2002 are presented in the following table.

                                                                          Nine Months Ended September 30
                                                                      ---------------------------------------
                                                                             2003                 2002
                                                                      Average   Average    Average    Average
                                                                      Balance     Rate     Balance     Rate
                                                                      --------  -------   ---------   -------
Demand Deposits:
   Noninterest bearing                                                $ 12,826            $  12,136
   Interest bearing                                                      8,320   0.90%        7,755    1.38%
Savings                                                                 57,080   1.94%       41,846    2.91%
Time Deposits greater than $100,000                                     21,093   4.18%       19,043    5.43%
Time Deposits less than $100,000                                        54,467   4.72%       52,863    4.96%
                                                                      --------            ---------
        Total Deposits                                                $153,786            $ 133,643

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

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2003, the Company's simulation model indicates net interest income would increase 2.51% within the first year if rates increased as described above. The model projects that net income would decrease by 3.43% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk under the policies established by ALCO.

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

CAPITAL ADEQUACY

At September 30, 2003, shareholders' equity totaled $34.7 million, up 5.79% over shareholders' equity of $32.8 million at December 31, 2002. Shareholders' equity at September 30, 2003 included a $92,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross shareholders' equity changed by an increase of $1,956,000 in retained net income.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                                 To Be Well
                                                                                Capitalized
                                                               For Capital      Under Prompt
                                    Sept. 30,   December 31,     Adequacy    Corrective Action
                                       2003         2002         Purposes       Provisions
                                    ---------   ------------   -----------   -----------------
Risked Based
Capital Ratios:
      Tier 1                           40.4%         40.2%         4.0%             6.0%

      Total                            41.1          40.9          8.0             10.0

      Leveraged Total                  17.8          18.5          4.0              5.0

At September 30, 2003, the consolidated capital levels of the Company and of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk has not changed significantly since December 3l, 2002. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis beginning on page 17, above.

ITEM 4.

CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2003, the chief executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

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

                                    NEFFS BANCORP, INC.

Date: 11/10/2003                    /s/ John J. Remaley
                                    John J. Remaley, President

Date: 11/10/2003                    /s/ Duane J. Costenbader
                                    Duane J. Costenbader, Asst. Secretary