Form 10-K
period 2003-12-31
NEFFS BANCORP INC
filed 2004-03-26
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                             -------    -------
                            Commission File #0-32605

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                              23-2400383
    -------------------------------              ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

                5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010
      --------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (610) 767-3875
        -----------------------------------------------------------------

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant is $32,439,399, as of June 30, 2003.

         The aggregate market value of voting stock held by non-affiliates of the registrant is $36,161,840, as of December 31, 2003.

         The number of shares of the Issuer's common stock, par value $1.00 per share, outstanding as of December 31, 2003 was 197,091.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders.

         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on December 31, 2003. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                               NEFFS BANCORP, INC.
                           FORM 10-K TABLE OF CONTENTS

                                                                            Page
Part I.

       Item 1.  Business................................................      1

       Item 2.  Properties..............................................      7

       Item 3.  Legal Proceedings.......................................      7

       Item 4.  Submission of Matters to a Vote of Security Holders.....      7

Part II

       Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters and Issuer Purchases
                of Securities...........................................      7

       Item 6.  Selected Financial Data.................................      9

       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................      9

       Item 7A. Quantitative and Qualitative Disclosures about
                Market Risk.............................................      9

       Item 8.  Financial Statements and Supplementary Data.............     10

       Item 9.  Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................     10

       Item 9A  Controls and Procedures.................................     10

Part III.

       Item 10. Directors and Executive Officers of the Registrant......     10

       Item 11. Executive Compensation..................................     11

       Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..............     11

       Item 13. Certain Relationships and Related Transactions..........     11

       Item 14. Principal Accountant Fees and Services..................     11

Part IV.

       Item 15. Exhibits, Financial Statement Schedules and Reports
                On Form 8-K.............................................    11

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

         These forward-looking statements include statements with respect to the corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve Bank (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new services; the willingness of customers to substitute competitors' products and services for the corporation's products and services and vice versa; the impact of the changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological acquisitions being less than expected; the growth and profitability of the corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the corporation at managing the risks involved in the foregoing.

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

         As of December 31, 2003, the corporation has approximately $198 million in assets, $163 million in deposits, $70 million in net loans, and $35 million in stockholder's equity. The bank is a member of the FRB ("FRB") and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent permitted by law.

         The corporation's principal executive office is located at 5629 PA Route 873, Neffs, Pennsylvania 18065, and its telephone number is 610-767-3875.

         As of December 31, 2003 the corporation had 34 employees, of which 24 were full-time employees. Management believes the corporation's relationship with its employees is good.

         The bank is organized under the laws of the United States and headquartered in Neffs, Pennyslvania and has one (1) location. The bank was incorporated in 1986 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of Currency. The FDIC insures deposit accounts to the maximum extent provided by laws.

         The Neffs National Bank ("Neffs" or the "bank") provides a full range of retail and commercial banking services for consumers and small and mid--sized companies. The bank's lending and investment activities are funded principally by retail deposits gathered through its retail banking facility.

         The corporation's website address is www.neffsnatl.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting The Neffs National Bank, 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010. (The information found on the corporation's website does not constitute a part of this or any other report.)

Service Area

         The bank offers it's lending and depository services from its main office in Neffs, Pennsylvania.

Retail and Commercial Banking Activities

         The bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts, regular savings accounts, interest checking accounts, overdraft checking protection, fixed rate certificates of deposits, individual retirement accounts, club accounts, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), and home equity loans. The bank also offers construction loans and permanent mortgages for homes.

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

Competitive Business Conditions/ Competitive Position

         The corporation's current primary service area, generally characterized as Northern Lehigh County, Pennsylvania, is characterized by intense competition for banking business. The bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Neffs. The bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. The business of the bank is not seasonal in nature.

         Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which Neffs does not directly offer (but which the bank may offer indirectly through other institutions).

         In commercial transactions, the bank's legal lending limit to a single borrower (approximately $4,900,000 as of December 31, 2003) enables it to compete effectively for the business of smaller companies.

         In consumer transactions, the bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low or no minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the bank uses, the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small business person and professional contacts by the bank's officers, directors, and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions.

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

         The corporation is subject to the provision of the Holding Company Act of 1956, as amended. The corporation is subject to supervision and examination by the FRB. Under the Holding Company Act, the corporation must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

         Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Neffs is currently rated "satisfactory" under the Community Reinvestment Act.

         The corporation is required to file an annual report with the FRB and any additional information the FRB may require pursuant to the Holding Company Act. The FRB may also make examinations of the corporation and its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connections with the extension of credit or provision for any property or service. Thus, an affiliate of the corporation, such as the bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the corporation or its subsidiary or (ii) the customer's refraining from doing business with a competitor of the corporation or of its subsidiary. The corporation or the bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

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

The Bank

         As a nationally charted commercial banking association, the bank is subject to regulation, supervision and regular examination by the Office of Comptroller of the Currency ("OCC") and is required to furnish quarterly reports to the OCC. The bank is a member of the FRB. The bank's deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

         The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the corporation.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II.

Item 5. Market For Registrant's Common Equity
        And Related Stockholder Matters and Issuers Purchases of Securities

         The corporation's common stock is currently quoted on the National Quotations Bureau's Electronic Quotations Service ("Pink Sheet") under the trading symbol NEFB. The corporation's common stock is traded over-the-counter from time to time, primarily in the corporation's geographic service area, through several local market makers.

         The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years. As of December 31, 2003, there were approximately 612 holders of record of the corporation's common stock.

                               Sales Prices
                             High        Low
Quarter Ended:
     March 31, 2003        $ 195.00    $ 194.00
     June 30, 2003           197.00      197.00
     September 30, 2003      199.00      197.00
     December 31, 2003       216.00      210.00

     March 31, 2002        $ 226.00    $ 182.00
     June 30, 2002           205.00      188.00
     September 30, 2002      205.00      192.00
     December 31, 2002       205.00      192.00

Dividends and Dividend History

         The corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2003 a dividend of $1.20 per share was paid to stockholders on May 15 and a dividend of $1.50 per share was paid on November 15. In 2002 a dividend of $1.10 per share was paid to stockholders on May 15, and a dividend of $2.00 per share was paid on November 15.

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

Item 6. Selected Financial Data

         The information under the caption "Selected Financial Data" appearing on page 24 of the corporation's Annual Report to Shareholders for the year ended December 31, 2003, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 27 through 47 of the corporation's Annual Report to Shareholders for the year ended December 31,2003, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

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

         Table 2 reflects the bank's net interest income sensitivity analysis as of December 31, 2003 and 2002. The schedule indicates that as of December 31, 2003, a hypothetical 200 basis point decline in prevailing market interest rates would cause the bank's net interest income to decline less then 4% from the current rate scenario. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

                                     TABLE 2
                              SENSITIVITY ANALYSIS

                                      2003                          2002
                           CHANGE IN                     CHANGE IN
                          NET INTEREST    PERCENTAGE    NET INTEREST    PERCENTAGE
(dollars in thousands)      INCOME         CHANGE          INCOME         CHANGE
----------------------    ------------    ----------    ------------    ----------
Policy Limit                               +/-5.0%                        +/-5.0%

Down 200 basis points        ($234)         (3.9%)        ($218)          (3.4%)
Down 100 basis points         (110)         (1.8%)          (98)          (1.5%)

Up 100 basis points            107           1.8%            95            1.5%
Up 200 basis points            211           3.5%           160            2.5%

Item 8. Financial Statements and Supplementary Data

         The financial statements appearing on pages 1 through 23 of the corporation's Annual Report to Shareholders for the year ended December 31,2003, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

Item 9. Changes In and Disagreements with Accountants and on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of December 31, 2003, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III.

Item 10. Directors and Executive Officers of the Registrant

         The corporation has a Code of Ethics and it is attached as Exhibit 14.

Item 11. Executive Compensation

         The information under the caption "Executive Compensation" appearing on pages 7 through 10 is incorporated here by reference of Neff Bancorp, Inc.'s proxy statement for its 2004 annual meeting of shareholders scheduled for May 12, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing on pages 5 through 7 is incorporated here by reference of Neff Bancorp, Inc.'s proxy statement for its 2004 annual meeting of shareholders scheduled for May 12,2004.

         The corporation currently does not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing on pages 5 through 7 is incorporated here by reference of Neff Bancorp, Inc.'s proxy statement for its 2004 annual meeting of shareholders scheduled for May 12,2004.

Item 14. Principal Accountant Fees and Services

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing on page 11 is incorporated here by reference of Neff Bancorp, Inc.'s proxy statement for its 2004 annual meeting of shareholders scheduled for May 12,2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements are incorporated by reference
                           from the 2003 Annual Report

                           Report of Independent Auditors
                           Consolidated Balance Sheet
                           Consolidated Statements of Income
                           Consolidated Statements of Stockholder's Equity Notes to Consolidated Financial Statements

                  (2) Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

                  (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

                   No      Description

                  3(i) Amended and Restated Articles of Incorporation of Neffs Bancorp, Inc. (Incorporated by reference to
                           Exhibit 3(i) of the Registration Statement on Form 10 dated and as filed with Commission on April 27, 2001.)

                  3(ii) Amended and Restated Bylaws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

                  11 Statement re: computation of per share earnings. See Consolidated Statements of Income and Note 1 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

                  13 Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

                  14       Code of Ethics

                  21 Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K of the registrant, filed on April 1, 2002.)

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a)

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

                                                   Neffs Bancorp, Inc.

Date: March 24, 2004                               By /s/ John J. Remaley
                                                      ----------------------
                                                      John J. Remaley
                                                      President and
                                                      Chief Executive Officer

                  Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                            TITLE                         DATE
       ----------                            -----                         -----
/s/ John J. Remaley
-------------------------
John J. Remaley              President, Chief Executive Officer and    March 24, 2004
                             Director

/s/ Herman P. Snyder
-------------------------
Herman P. Snyder             Vice President and Director               March 24, 2004

/s/ Robert B. Heintzelman
-------------------------
Robert B. Heintzelman        Director                                  March 24, 2004

/s/ Mary Ann Wagner
-------------------------
Mary Ann Wagner              Director                                  March 24, 2004

/s/John F. Simock
-------------------------
John F. Simock               Director                                  March 24, 2004