Form 10-Q
period 2004-03-31
NEFFS BANCORP INC
filed 2004-05-14
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

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

                       Yes   ( )        No   (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of 4/30/04, 197,091 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         March 31, 2004 and December 31, 2003..........................................................          3

         Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2004 and March 31, 2003..........................................          4

         Consolidated Statements of Stockholders' Equity  (Unaudited)
         Three months ended March 31, 2004, and March 31, 2003.........................................          5

         Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2004, and March 31, 2003.........................................          6

         Notes to the Interim Consolidated Financial Statements (Unaudited)............................          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................................          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................         18

Item 4.  Controls and Procedures.......................................................................         18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................         19

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..............         19

Item 3.  Defaults Upon Senior Securities...............................................................         19

Item 4.  Submission of Matters to a Vote of Security Holders...........................................         19

Item 5.  Other Information.............................................................................         19

Item 6.  Exhibits and Reports on Form 8-K..............................................................         19

SIGNATURES.............................................................................................         21

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                           March 31       December 31
Dollars in thousands, except share data                                      2004            2003
                                                                           ---------       ---------
                                       ASSETS

Cash and due from banks                                                    $   4,876       $   4,806
Interest bearing deposits with banks                                              56              46
Federal funds sold                                                             5,317           9,390
Securities available for sale                                                 36,831          27,382
Securities held to maturity, market value
   $86,147 in 2004;$84,880 in 2003                                            83,382          82,705

Loans                                                                         70,720          70,886
   Less allowance for loan losses                                               (640)           (637)
                                                                           ---------       ---------
                Net loans                                                     70,080          70,249
                                                                           ---------       ---------

Premises and equipment, net                                                    2,327           2,355
Other assets                                                                   1,841           1,637
                                                                           ---------       ---------
                Total assets                                               $ 204,710       $ 198,570
                                                                           =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits
       Non-interest bearing                                                $  12,858       $  13,107
       Interest bearing                                                      155,013         149,587
                                                                           ---------       ---------
                Total deposits                                               167,871         162,694
    Other liabilities                                                            782             821
                                                                           ---------       ---------
                 Total liabilities                                           168,653         163,515
                                                                           ---------       ---------

Stockholders' Equity
   Common stock, $1 par value, authorized 2,500,000 shares;
        issued 200,000 shares; outstanding 197,091 shares                        200             200
    Paid-in capital                                                              690             690
    Retained earnings                                                         35,617          34,853
    Accumulated other comprehensive income (loss)                                112            (126)
    Treasury stock, at cost 2,909 shares                                        (562)           (562)
                                                                           ---------       ---------
                   Total stockholders' equity                                 36,057          35,055
                                                                           ---------       ---------

                   Total liabilities and stockholders' equity              $ 204,710       $ 198,570
                                                                           =========       =========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

Dollars in thousands,except per share data

Three months ended March 31,                                              2004          2003
                                                                        --------      --------
Interest income:
   Interest and fees on loans                                              1,165         1,266
   Interest and dividends on investments:
        Taxable                                                              702           677
        Exempt from federal income taxes                                     566           542
   Interest on federal funds sold and other                                   23            31
                                                                        --------      --------
                 Total interest income                                     2,456         2,516
                                                                        --------      --------

Interest Expense:
   Interest on deposits                                                    1,053         1,116
                                                                        --------      --------
                Total interest expense                                     1,053         1,116
                                                                        --------      --------

                Net interest income                                        1,403         1,400
                                                                        --------      --------

Provision for loan losses                                                     15            15
                                                                        --------      --------

               Net interest income after provision for loan losses         1,388         1,385
                                                                        --------      --------

Other income:
   Service charges on deposit accounts                                        41            46
   Other service charges and fees                                             12            14
   Other income                                                                5            10
                                                                        --------      --------
                  Total other income                                          58            70
                                                                        --------      --------

Other expenses:
   Salaries and employee benefits                                            279           267
   Occupancy                                                                  32            28
   Furniture and equipment                                                    39            35
   Pennsylvania shares tax                                                    81            75
   Other expenses                                                            128           144
                                                                        --------      --------
                  Total other expenses                                       559           549
                                                                        --------      --------

                  Income before income taxes                                 887           906
                                                                        --------      --------

Income tax expense                                                           123           136
                                                                        --------      --------

                 Net income                                             $    764      $    770
                                                                        ========      ========

Per share data:
   Earnings per share, basic                                            $   3.88      $   3.92
                                                                        ========      ========
   Weighted average common shares outstanding                            197,091       196,431
                                                                        ========      ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                            Accumulated
                                                                  Additional                   Other                      Total
                                                       Common       Paid-In     Retained   Comprehensive  Treasury    Stockholders'
Dollars in thousands                                   Stock        Capital     Earnings      Income        Stock        Equity
                                                       -------    ----------    --------   -------------  --------    -------------
Balance, December 31, 2002                             $   200      $   609      $32,610      $    21      $  (615)      $32,825
                                                                                                                         -------
   Comprehensive Income:
     Net income                                              -            -          770            -            -           770
     Change in unrealized net gains on
        securities available for sale, net of tax            -            -            -           67            -            67

                                                                                                                         -------
       Total comprehensive income                                                                                            837
                                                       -------      -------      -------      -------      -------       -------

Balance, March 31, 2003                                $   200      $   609      $33,380      $    88      $  (615)      $33,662
                                                       =======      =======      =======      =======      =======       =======

                                                                                            Accumulated
                                                                  Additional                   Other                       Total
                                                       Common       Paid-In     Retained   Comprehensive  Treasury     Stockholders'
Dollars in thousands                                    Stock       Capital     Earnings      Income        Stock         Equity
                                                       -------    ----------    --------   -------------  --------     -------------
Balance, December 31, 2003                             $   200      $   690      $34,853      $  (126)      $  (562)      $35,055
                                                                                                                          -------
   Comprehensive Income:
     Net income                                              -            -          764            -             -           764
     Change in unrealized net gains on
        securities available for sale, net of tax            -            -            -          238             -           238

                                                                                                                          -------
          Total comprehensive income                                                                                        1,002
                                                       -------      -------      -------      -------       -------       -------

Balance, March 31, 2004                                $   200      $   690      $35,617      $   112       $  (562)      $36,057
                                                       =======      =======      =======      =======       =======       =======

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands

Three months ended March 31,                                     2004           2003
                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $    764       $    770
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                   32             27
      Provision for loan losses                                      15             15
      Net amortization (accretion) of securities                     23            (45)
      Change in assets and liabilities:
         (Increase) decrease in:
              Accrued interest receivable                          (147)          (210)
              Income taxes receivable                                74            (98)
              Other assets                                         (255)           (21)
         Increase (decrease) in:
              Accrued interest payable                              (55)           (80)
              Income tax payable                                     48              -
              Other liabilities                                     (32)           (40)
                                                               --------       --------
         Net cash provided by operating activities                  467            318
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest bearing deposits
      with banks                                                    (10)            (5)
   Net decrease in federal funds sold                             4,073            196
   Purchase of securities available for sale                    (10,354)        (3,264)
   Proceeds from maturities/calls of securities available
      for sale                                                    1,229            346
   Purchase of securities held to maturity                       (4,669)       (10,777)
   Proceeds from maturities/calls of securities held to
      maturity                                                    4,006          7,167
   Net decrease in loans                                            154            570
   Purchases of premises and equipment                               (4)            (5)
   Proceeds from sale of OREO                                         1              -
                                                               --------       --------
      Net cash used in investing activities                      (5,574)        (5,772)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                       5,177          5,999
                                                               --------       --------
      Net cash provided by financing activities                   5,177          5,999
                                                               --------       --------

      Increase in cash and cash equivalents                          70            545

Cash and cash equivalents:
   Beginning                                                      4,806          2,732
                                                               --------       --------
   Ending                                                      $  4,876       $  3,277
                                                               ========       ========

Supplementary Cash Flows Information
   Interest Paid                                               $  1,108       $  1,196
                                                               ========       ========

   Income Taxes Paid                                           $    334       $    309
                                                               ========       ========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 3l, 2004, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2004. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

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

For further information, refer to the financial statements and footnotes thereto included in The Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2003.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2004 and 2003 are as follows:

                                            Three Months Ended
                                                March 31,
                                            2004         2003
                                            -----       -----
                                              (In Thousands)
Unrealized holding gains on
   available for sale securities            $ 361       $ 101

Tax effect                                   (123)        (34)
                                            -----       -----
Other comprehensive income, net of tax      $ 238       $  67
                                            =====       =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $734,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies is included in
Note 1 to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 11 under the paragraph titled "Provision for Loan Losses" and on page 13 under the paragraphs titled "Loan and Asset Quality and Allowance for Loan Losses".

OVERVIEW

Net income for the first quarter of 2004 decreased .8% to $764,000 as compared to $770,000 for the first quarter of 2003 and total revenues declined $72,000 from $2.586 million to $2.514 million for the quarter. Net income per common share decreased 1.00% to $3.88 per share from $3.92 per share in the first quarter a year ago. At March 31, 2004, the Corporation had total assets of $205 million, total loans of $70 million, and total deposits of $168 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $192.7 million for the first quarter of 2004 as compared to $176.2 million for the same period in 2003. The yield on earning assets for the first quarter of 2004 was 5.1%, a decrease of 61 basis points over the comparable period in 2003. The growth in interest earning assets was funded primarily by an increase of $16.0 million in the average balance of deposits. Interest-bearing liabilities increased from $136.6 million during the first quarter of 2003 to $152.5 million during the first quarter of 2004. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $795,000, $13.1 million, and $2.1 million, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 2.8% for the first quarter of 2004 and 3.3% for the first quarter of 2003, a decrease of 50 basis points. This was the result of the declining interest rate environment that was experienced during much of year 2003.

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

Interest income decreased by $60,000, or 2.4% over the first quarter of 2003. The decrease in interest income is attributed to the declining interest rates on the Bank's loan and securities portfolios. Interest expense for the first quarter of 2004 decreased by $63,000, or 5.7%, compared to the first quarter of 2003. The decrease was due to the general decline in rates being offered and paid on interest bearing deposits, mainly certificates of deposit.

Net interest income remained relatively constant at $1.4 million over the first quarter of 2003. As marketplace rates continued to decrease on loans and securities, the Corporation reduced rates being offered on interest bearing deposit accounts. Net income for the first quarter of 2004 continued to be affected by those downward rate adjustments.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2004 was 2.9% compared to 3.2% for the first quarter of 2003. During the first quarter of 2004, yields on earning assets decreased to 5.1%, yields on interest bearing deposits decreased to 2.8%, as compared to 5.7% and 3.3%, respectively, for the first quarter of 2003.

Provision for Loan Losses

The provision for loan losses remained unchanged at $15,000 during the first quarter of 2004 as compared to the first quarter of 2003. Due to the loan portfolio remaining constant both in size and quality as compared to the first quarter of 2003, no changes were made to the provision.

Non-interest Income

Non-interest income for the first quarter of 2004 decreased by $12,000, or 17.1% from the same period in 2003. The decrease was attributable to a decrease in fee income derived from the sale of loan related insurance and the reduction of deposit account service charges.

Non-interest Expense

For the first quarter of 2004, non-interest expenses increased by $10,000, or 1.8%, to $559,000, compared to $549,000 over the same period in 2003. Increases in employee costs and a nominal increase in operational expenses attributed to the rise in non-interest expense while being offset by decreases in other miscellaneous expenses.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $12,000, or 4.5%, for the first quarter of 2004. This increase is consistent with general wage and benefit increases as well as increases in staff levels necessary to handle the Corporation's growth from the first quarter of 2003 to the first quarter of 2004.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equal non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled .3% for the three months ended March 3l, 2004, unchanged from March 3l, 2003. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus non-interest income

(excluding non-recurring gains). For the quarter ended March 31, 2004, the operating efficiency ratio was 38.3% compared to 37.4% for the similar period in 2003.

Provision for Federal Income Taxes

The provision for federal income taxes was $123,000 for the first quarter of 2004 compared to $136,000 for the same period in 2003. The effective tax rate, which is the ratio of income tax expense to income before income taxes was 13.9% for the first three months of 2004 and 15.0% for the same period in 2003.

Net Income

Net income for the first quarter of 2004 was $764,000, a decrease of $6,000, or ..8%, over the $770,000 recorded in the first quarter of 2003. The decrease was a result of a decrease in other income and increase in other expenses, offset by a slight increase in net interest income and a decrease in federal income tax expense.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2004 was 1.53% a decrease of 16 basis points from the first quarter of 2003.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2004 decreased to 8.6% from 9.3% in 2003, a decrease of 70 basis points.

FINANCIAL CONDITION

Securities

Securities available for sale increased $9.5 million to $36.8 million as of March 3l, 2004, from $27.3 million on December 3l, 2003. The increase was due to the purchase of mortgage-backed securities.

The securities available-for-sale portfolio had an unrealized gain of $112,000, net of taxes at the end of the first quarter of 2004, due to declining interest rates during the first quarter of 2004.

During the first three months of 2004, the securities held to maturity portfolio increased $677,000 to $83 million. The increase was the result of purchases of mortgage-backed securities, U. S. Government agency securities and state/municipal securities, net of maturities.

Federal funds sold on an over-night basis as of March 31, 2004 totaled $5.3 million, a decrease of $4.1 million or 43.4% from December 31, 2003.

The weighted average life of the combined securities portfolio was approximately 12 years at March 3l, 2003 with a weighted yield of 4.45% as compared to 5.05% for the same period in 2003.

NET LOANS RECEIVABLE

During the first three months of 2004, net loans receivable decreased by $169,000 from $70.2 million at December 31, 2003, to $70.1 million on March 31, 2004. Net loans receivable represented 41.8% of total deposits and 34.2% of total assets at March 31, 2004, as compared to 43.2% and 35.4%, respectively, at December 31, 2003.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

As of March 3l, 2003, total loans receivable remained relatively unchanged at $70 million as compared to December 31, 2003.

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at March 3l, 2004, were $297,000, or .15%, of total assets as compared to $475,000, or ..24%, of total assets at December 3l, 2003. There was foreclosed real estate held by the Corporation as of March 3l, 2004, valued at $9,000 as compared to $10,000 held at December 31, 2003.

The following summary table presents information regarding non-performing loans and assets as of March 3l, 2004 and 2003, and December 3l, 2003.

                          NONPERFOMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                               March 31    December 31,
                                                 2004         2003
Nonaccrual Loans:
Commercial                                      $   -        $   -
Consumer                                            6            -
Real Estate:
      Construction                                  -            -
      Mortgage                                    291          148
                                                -----        -----
         Total nonaccrual                         297          148
Restructured loans                                  -            -
                                                -----        -----
         Total nonperforming loans                297          148
Foreclosed real estate                              -           10
                                                -----        -----
         Total nonperforming assets               297          158
Loans past due 90 days or more                     30          327
                                                -----        -----
         Total nonperforming assets and
           loans past due 90 days or more       $ 327        $ 485
                                                =====        =====
Nonperforming loans to total loans               0.42%        0.67%
Nonperforming assets to total assets             0.15%        0.24%

The following table sets forth the company's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                  3 months        3 months
                                                   Ending          Ending
                                                  March 31        March 31
                                                    2004           2003
Balance at beginning of period                      $ 637         $  564
Provisions charged to operating expenses               15             15
Recoveries of loans previously charged-off              -
     Commercial                                         -              9
     Consumer                                           -              1
     Real Estate                                        -              -
                                                    -----         ------
Total Recoveries                                        -             10
Loans Charged Off:
     Commercial                                         -              -
     Consumer                                           -              -
     Real Estate                                       12              -
                                                    -----         ------
Total Charged-off                                      12              -
                                                    -----         ------
Net (Charge-offs) recoveries                          (12)            10
                                                    -----         ------
Balance at end of period                            $ 640         $  589
                                                    =====         ======
Net charge-offs as a percentage of
   average loans outstanding                         0.02%         (0.01%)
Allowance for loan losses as a percentage of
   period-end loans                                  0.91%          0.86%

DEPOSITS

Total deposits at March 3l, 2004, were $167.9 million, up $5.2 million, or 3.2%, over total deposits of $162.7 million at December 3l, 2003. The average balances for the first three months of 2004 and 2003 are presented in the following table:

                                         Three Months Ended March 31,
                                          2004                  2003
                                  Average     Average    Average   Average
                                  Balance       Rate     Balance    Rate
                                  -------     -------    -------   -------
Demand Deposits:
   Noninterest-bearing            $ 12,579              $ 11,900
   Interest-bearing                  8,799      .59%       8,004    1.95%
Savings                             67,713     1.80%      54,608    1.93%
Time deposits:
   <$100,000                        54,097     3.62%      53,946    4.37%
   >$100,000                        21,933     4.49%      19,996    4.88%
                                  --------              --------

Total Deposits                    $165,121              $148,454
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 3l, 2004, the Corporation's simulation model indicates net interest income would increase 2.6% within the first year if rates increased as described above. The model projects that net interest income would decrease by 4.1% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at March 31, 2004 totaled $10.724 million. This consisted of $4.785 million in tax-exempt loans, commercial real estate, construction, and land development loans, $2.647 million in home equity lines of credit, $734,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At March 31, 2004, stockholders' equity totaled $36.1 million, up 2.9% over stockholders' equity of $35.1 million at December 31, 2003. The increase in stockholders' equity for the three months ended March 31, 2004 included a $238,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross stockholders' equity changed by an increase of $764,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                                           To Be Well
                                                                                           Capitalized
                                                                       For Capital        Under Prompt
                                       March 31      December 31,        Adequacy       Corrective Action
                                         2004            2003            Purposes           Provision
                                       --------      ------------      -----------      -----------------
Risk-Based Capital Ratios:

    Tier 1 Capital                      41.10%          40.40%            4.00%               6.00%

    Total Capital                       41.83           41.10             8.00               10.00

     Leveraged Capital                  17.88           18.00             4.00                5.00

At March 3l, 2004, the consolidated capital levels of the Corporation and of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 3l, 2003. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of March 31, 2004, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                  4 Instruments Defining the Right of Security Holders (See Exhibit 3(i) and 3 (ii), above).

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

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

                                               NEFFS BANCORP, INC.

Date: 05/12/04                                 /s/ John J. Remaley
                                               John J. Remaley, President