Form 10-Q
period 2004-06-30
NEFFS BANCORP INC
filed 2004-08-11
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 000-32605

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

                       Yes (X) No ( )

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                        Yes ( ) No (X)

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of 6/30/04, 197,091 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition (Unaudited)
          June 30, 2004 and December 31, 2003.................................................................       3

          Consolidated Statements of Income (Unaudited) Three months ended
          June 30, 2004 and June 30, 2003
          Six months ended June 30, 2004 and June 30, 2003....................................................       4

          Consolidated Statements of Stockholders' Equity (Unaudited)
          Six months ended June 30, 2004 and June 30, 2003....................................................       5

          Consolidated Statements of Cash Flows (Unaudited)
          Six months ended June 30, 2004 and June 30, 2003....................................................       6

          Notes to the Interim Consolidated Financial Statements (Unaudited)..................................       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................................................       9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................................      20

Item 4.   Controls and Procedures.............................................................................      20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................................................      21

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities....................      21

Item 3.   Defaults Upon Senior Securities.....................................................................      21

Item 4.   Submission of Matters to a Vote of Security Holders.................................................      21

Item 5.   Other Information...................................................................................      22

Item 6.   Exhibits and Reports on Form 8-K....................................................................      22

SIGNATURES ...................................................................................................      23

                      NEFFS BANCORP, INC AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                                                  June 30,      December 31,
Dollars in thousands, except share data                                             2004           2003
                                                                                  --------      ------------
                                 ASSETS

Cash and due from banks                                                           $  4,959       $   4,806
Interest bearing deposits with banks                                                    26              46
Federal funds sold                                                                   3,178           9,390
Securities available for sale                                                       39,023          27,382
Securities held to maturity, fair value
   $85,105 in 2004;$84,880 in 2003                                                  82,136          82,705

Loans                                                                               73,018          70,886
   Less allowance for loan losses                                                     (663)           (637)
                                                                                  --------       ---------
               Net loans                                                            72,355          70,249
                                                                                  --------       ---------
Premises and equipment, net                                                          2,298           2,355
Other assets                                                                         2,099           1,637
                                                                                  --------       ---------
               Total assets                                                       $206,074       $ 198,570
                                                                                  ========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits
          Non-interest bearing                                                    $ 13,509       $  13,107
          Interest bearing                                                         156,151         149,587
                                                                                  --------       ---------
               Total Deposits                                                      169,660         162,694
   Other liabilities                                                                   736             821
                                                                                  --------       ---------
               Total liabilities                                                   170,396         163,515
                                                                                  --------       ---------

Stockholders' Equity
   Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 197,091 shares                           200             200
   Paid-in capital                                                                     690             690
   Retained earnings                                                                36,048          34,853
   Accumulated other comprehensive loss                                               (698)           (126)
   Treasury stock, at cost 2,909 shares                                               (562)           (562)
                                                                                  --------       ---------
               Total stockholders' equity                                           35,678          35,055
                                                                                  --------       ---------

               Total liabilities and stockholders' equity                         $206,074       $ 198,570
                                                                                  ========       =========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended    Six Months Ended
Dollars in thousands,except per share data                        June 30,            June 30,
                                                             2004       2003       2004       2003
                                                           -------------------   -------------------
Interest income:
    Interest and fees on loans                             $  1,194   $  1,253   $  2,359   $  2,519
    Interest and dividends on investments:
           Taxable                                              766        627      1,468      1,304
           Exempt from federal income taxes                     541        568      1,107      1,110
    Interest on federal funds sold and other                     10         40         33         71
                                                           --------   --------   --------   --------
                        Total interest income                 2,511      2,488      4,967      5,004
                                                           --------   --------   --------   --------

Interest Expense:
    Interest on deposits                                        996      1,115      2,049      2,231
                                                           --------   --------   --------   --------
                        Total interest expense                  996      1,115      2,049      2,231
                                                           --------   --------   --------   --------

                        Net interest income                   1,515      1,373      2,918      2,773
                                                           --------   --------   --------   --------

Provision for loan losses                                        15         15         30         30
                                                           --------   --------   --------   --------

                     Net interest income after provision
                            for loan losses                   1,500      1,358      2,888      2,743
Other income:
    Service charges on deposit accounts                          40         44         81         90
    Other service charges and fees                               18         31         30         45
    Other income                                                  7          2         12         12
                                                           --------   --------   --------   --------
                        Total other income                       65         77        123        147
                                                           --------   --------   --------   --------

Other expenses:
    Salaries and employee benefits                              272        275        551        542
    Occupancy                                                    37         47         69         75
    Furniture and equipment                                      39         35         78         70
    Pennsylvania shares tax                                      81         78        162        153
    Other expenses                                              218        131        346        275
                                                           --------   --------   --------   --------
                        Total other expenses                    647        566      1,206      1,115
                                                           --------   --------   --------   --------

                        Income before income taxes              918        869      1,805      1,775

Income tax expense                                              142        114        265        250

                                                           --------   --------   --------   --------
                        Net income                         $    776   $    755   $  1,540   $  1,525
                                                           ========   ========   ========   ========
Per share data:
    Earnings per share, basic                              $   3.94   $   3.84   $   7.81   $   7.76
                                                           ========   ========   ========   ========

    Weighted average common shares outstanding              197,091    196,431    197,091    196,431
                                                           ========   ========   ========   ========

    Cash dividends declared per share                      $   1.75   $   1.20   $   1.75   $   1.20
                                                           ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                              Accumulated
                                                                     Additional                  Other                     Total
                                                           Common      Paid-In   Retained     Comprehensive  Treasury  Stockholders'
Dollars in thousands, except per share data                Stock       Capital   Earnings        Income       Stock       Equity
                                                           -----       -------   --------        ------       -----       ------
Balance, December 31, 2002                                 $ 200       $ 609     $32,610           $ 21      $ (615)     $ 32,825
                                                                                                                         --------
    Comprehensive Income:
       Net income                                              -           -       1,525              -           -         1,525
       Change in unrealized net gains on
          securities available for sale, net of tax                                                  39                        39
                                                                                                                         --------
          Total comprehensive income                                                                                        1,564
                                                                                                                         ========
    Cash dividends declared on common
          stock, $1.20 per share                               -           -        (236)             -           -          (236)
                                                           -----       -----     -------           ----      ------      --------
Balance, June 30, 2003                                     $ 200       $ 609     $33,899           $ 60      $ (615)     $ 34,153
                                                           =====       =====     =======           ====      ======      ========

                                                                                              Accumulated
                                                                     Additional                  Other                     Total
                                                           Common      Paid-In   Retained     Comprehensive  Treasury  Stockholders'
Dollars in thousands, except per share data                Stock       Capital   Earnings        Income       Stock       Equity
                                                           -----       -------   --------        ------       -----       ------
Balance, December 31, 2003                                 $ 200       $ 690     $34,853         $ (126)     $ (562)     $ 35,055
                                                                                                                         --------
    Comprehensive Income:
       Net income                                              -           -       1,540              -           -         1,540
       Change in unrealized net gains(losses) on
           securities available for sale, net of tax                                               (572)                     (572)
                                                                                                                         --------
          Total comprehensive income                                                                                          968
                                                                                                                         --------
    Cash dividends declared on common
          stock, $1.75 per share                               -           -        (345)             -           -          (345)
                                                           -----       -----     -------         ------      ------      --------
Balance, June 30, 2004                                     $ 200       $ 690     $36,048         $ (698)     $ (562)     $ 35,678
                                                           =====       =====     =======         ======      ======      ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Six Months Ended June 30,                                             2004                   2003
                                                                    --------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $  1,540              $    1,525
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      63                      53
        Provision for loan losses                                         30                      30
        Net amortization (accretion) of securities                        84                      (9)
        Change in assets and liabilities:
          (Increase) decrease in:
                    Accrued interest receivable                          (46)                    (78)
                    Income taxes receivable                               12                    (228)
                    Other assets                                        (143)                    (13)
          Decrease in:
                    Accrued interest payable                             (78)                    (77)
                    Other liabilities                                     (7)                    (19)
                                                                    --------              ----------
          Net cash provided by operating activities                    1,455                   1,184
                                                                    --------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing deposits
         with banks                                                       20                     (25)
    Net (increase) decrease in federal funds sold                      6,212                  (2,772)
    Purchase of securities available for sale                        (16,220)                (11,468)
    Proceeds from maturities/calls of securities available
         for sale                                                      3,609                   2,274
    Purchase of securities held to maturity                           (6,165)                (22,890)
    Proceeds from maturities/calls of securities held to
        maturity                                                       6,753                  25,702
    Net (increase) decrease in loans                                  (2,136)                    750
    Purchases of premises and equipment                                   (6)                    (45)
    Proceeds from sale of foreclosed real estate                          10                       -
                                                                    --------              ----------
          Net cash used in investing activities                       (7,923)                 (8,474)
                                                                    --------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                           6,966                  10,268
    Dividends paid                                                      (345)                   (236)
                                                                    --------              ----------
          Net cash provided by financing activities                    6,621                  10,032
                                                                    --------              ----------

          Increase in cash and cash equivalents                          153                   2,742

Cash and cash equivalents:
    Beginning                                                          4,806                   2,732
                                                                    --------              ----------
    Ending                                                          $  4,959              $    5,474
                                                                    ========              ==========
Supplementary Cash Flows Information
    Interest Paid                                                   $  2,127              $    2,308
                                                                    ========              ==========

    Income Taxes Paid                                               $    585              $      621
                                                                    ========              ==========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

For further information, refer to the financial statements and footnotes thereto included in the Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2003.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six months and three months ended June 30, 2004 and 2003 are as follows:

                                                Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                 2004        2003      2004       2003
                                                 ----        ----      ----       ----
                                                               (In Thousands)
Unrealized holding gains (losses) on            $(1,128)   $   (42)   $  (867)   $    59
   available for sale securities

Tax effect                                          418         14        295        (20)
                                                -------    -------    -------    -------
Other comprehensive income (loss), net of tax   $  (810)   $   (28)   $  (572)   $    39
                                                =======    =======    =======    =======

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $318,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies is included in
Note 1 to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 11 under the paragraph titled "Provision for Loan Losses" and on page 14 under the paragraphs titled "Loan and Asset Quality and Allowance for Loan Losses".

OVERVIEW

Net income for the second quarter of 2004 increased 2.8% to $776,000 as compared to $755,000 for the second quarter of 2003 and total revenues increased .4% from $2.565 million to $2.576 million for the quarter. Net income per common share increased 2.6% to $3.94 per share from $3.84 per share in the second quarter a year ago. At June 30, 2004, the Corporation had total assets of $206 million, total loans of $72.4 million, and total deposits of $169.7 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $197.1 million for the second quarter of 2004 as compared to $178.9 million for the same period in 2003. The yield on earning assets for the second quarter of 2004 was 5.1%, a decrease of 46 basis points over the comparable period in 2003. The growth in interest earning assets was funded primarily by an increase of $14 million in the average balance of deposits. Average interest-bearing liabilities increased from $141.9 million during the second quarter of 2003 to $155.9 million during the second quarter of 2004. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $467,000, $12.2 million, and $1.4 million, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 2.6% for the second quarter of 2004 and 3.1% for the second quarter of 2003, a decrease of 50 basis points. This was the result of the declining interest rate environment that was experienced during much of year 2003.

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

Interest income increased by $23,000, or .9% over the second quarter of 2003. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the second quarter of 2004 decreased by $119,000, or 10.7%, compared to the second quarter of 2003. The decrease was due to the general decline in rates being offered and paid on interest bearing deposits, mainly certificates of deposit and savings accounts.

Net interest income increased by $142,000 or 10.3% over the second quarter of 2003. As marketplace rates continued to decrease on loans and securities, the Corporation reduced rates being offered on interest bearing deposit accounts. Net income for the second quarter of 2004 continued to be positively affected by those downward rate adjustments.

For the six months ended June 30, 2004, interest income decreased by $37,000 or ..7%, over the same period in 2003. The decrease for the first six months was mostly related to the declining interest rates and the level of average securities outstanding. Interest earning assets for the first six months of 2004 averaged $194.9 million versus $177.5 million for the comparable period in 2003. The yield on those assets decreased to 5.1% during the first half of 2004, from 5.6% for the first half of 2003.

Interest expense for the first six months of 2004 declined $182,000 or 8.2% for the first six months of 2004. The level of average interest-bearing liabilities increased from $139.2 million for the first half of 2003 to $154.2 million for the first six months of 2004. The average rate paid for the first half of 2004 was 2.7%, down 50 basis points from 3.2% for the comparable period in the prior year.

Net interest income for the first six months of 2004 increased by $145,000 or 5.2% over the same period in 2003. The company's net interest margin decreased to 3.0% for the first six months of 2004, from 3.1% from the first half of 2003.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the second quarter of 2004 was 3.1%, which remained unchanged from the same period of 2003. During the second quarter of 2004, yields on earning assets declined to 5.1% from 5.6% in 2003, yields on interest bearing deposits decreased to 2.6%, as compared to 3.1%, for the second quarter of 2003.

Provision for Loan Losses

The provision for loan losses remained unchanged at $15,000 during the second quarter of 2004 as compared to the second quarter of 2003. There were minimal changes in the loan portfolio both in size and quality as compared to the second quarter of 2003, therefore the provision for loan losses remained consistent.

Non-interest Income

Non-interest income for the second quarter of 2004 decreased by $12,000, or 15.6% from the same period in 2003. The decrease was attributable to decreases in fee income derived from the sale of loan related insurance and the reduction of deposit account service charges.

Recurring core noninterest income for the first six months of 2004 was $111,000 as compared to $135,000 for the first half of 2003, a decrease of 17.8%. The decrease is mainly attributable to a decrease in deposit account service charge income and fee income derived from the sale of loan related insurance.

Non-interest Expense

For the second quarter of 2004, non-interest expenses increased by $81,000, or 14.3%, to $647,000, compared to $566,000 over the same period in 2003. This increase is primarily the result of an increase in miscellaneous expenses.

Salary expenses and employee benefits, which represent the largest component, 42%, of non-interest expenses, decreased by $3,000, or 1%, for the second quarter of 2004. This slight decrease is due to the retirement of an executive officer.

Occupancy expense for the second quarter of 2004 decreased by $10,000 or 21.3% as compared to the second quarter of 2003. This decrease in occupancy expenses is mostly related to roof repairs of the main office that were completed in the second quarter of 2003.

Furniture and equipment expenses for the second quarter of 2004 increased by $4,000 or 11.4% as compared to the second quarter of 2003. This increase is due to increased depreciation expense on equipment additions.

Other expenses increased by $87,000 or 66.4% throughout the second quarter of 2004 as compared to the second quarter of 2003. This increase is mostly related to a $50,000 donation made to Northern Lehigh School District Educational Foundation. The Bank will receive a 90% or $45,000 state tax credit to offset this donation

For the first six months of 2004, non-interest expense increased by $91,000 or 8.2% over the same period in 2003.

Salary expenses and employee benefits, which represents the largest component, 45.7%, of non-interest expenses, increased by $9,000 or 1.7%, over the first six months of 2003. The increase was due to normal salary adjustments and hiring of additional staff, partially offset by the retirement of an executive officer as mentioned above.

Occupancy and furniture and equipment expenses for the first six months of 2004 remained relatively unchanged as compared to the first half of 2003.

Net other expenses increased by $71,000 or 25.8% for the first six months ended June 30, 2004 over the first half of 2003. This increase is mostly related to a $50,000 donation made to Northern Lehigh School District Educational Foundation. The Bank will receive a 90% or $45,000 state tax credit to offset this donation.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.13% for the three months ended June 30, 2004, slightly higher than 1.03% for the three months ended June 30, 2003. It was 1.06% for the first six months of 2004 compared to 1.04% for the comparable period in 2003.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2004, the operating efficiency ratio was 41.0% compared to 39.0% for the similar period in 2003. For the six months ended June 30, 2004, this ratio was 39.7% compared to 38.2% for the six months ended June 30, 2003.

Provision for Federal Income Taxes

The provision for federal income taxes was $142,000 for the second quarter of 2004, as compared to $114,000 for the same period in 2003. For six months ended June 30, the provision was $265,000 and $250,000 for 2004 and 2003, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 15.5% for the second quarter of 2004 and 13.1% for the second quarter of 2003, due to lower tax exempt interest. The effective tax rate for the first six months of 2004 and 2003 were 14.7% and 14.1%, respectively.

Net Income

Net income for the second quarter of 2004 was $776,000, an increase of $21,000 or 2.8% over the $755,000 recorded in the second quarter of 2003. This increase was mainly due to the favorable interest rate climate as deposit account growth funded higher yielding securities.

Net income for the first six months of 2004 remained relatively constant at $1.5 million as compared to the same period of 2003. This was mainly due to a favorable interest rate climate, enhanced by growth in short term; low rate deposits accounts and subsequent growth in higher yielding securities.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the second quarter of 2004 was 1.5% compared to 1.6% for the second quarter of 2003. The ROA for the first six months of 2004 was 1.5% as compared to 1.6% for the same period in 2003.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2004 was 8.7% as compared to 8.9% for the second quarter of 2003. The ROE for the first six months of 2004 was 8.6% as compared to 9.1% for the same period of 2003.

FINANCIAL CONDITION

Securities

During the first six months of 2004 securities available for sale increased by $11.6 million from $27.4 million at December 31, 2003 to $39 million at June 30, 2004. This increase is a result of increased purchases of mortgage-backed securities. The securities available for sale portfolio is comprised of mortgage-backed securities and equity securities.

Federal funds sold decreased by $6.2 million from $9.4 million to $3.2 million during the first six months of 2004 from December 31, 2003. This decrease was due mainly to purchases of securities available for sale and held to maturity, which were offset by calls of bonds and continued growth in deposit accounts. Total securities and federal funds sold aggregated $124.3 million at June 30, 2004, and represented 60% of total assets.

The average yield on the combined securities portfolio for the first six months of 2004 was 4.4% as compared to 5.0% for the similar period of 2003. For the second quarter of 2004, the average yield on the combined securities portfolio was 4.3% as compared to 4.9% for the same period in 2003.

The weighted average life of the combined securities portfolio was approximately 12 years at June 30, 2004 with a weighted yield of 4.30% as compared to 4.5% for the same period in 2003.

Net Loans Receivable

During the first six months of 2004 net loans receivable increased by $2.2 million from $70.2 million at December 31, 2003, to $72.4 million on June 30, 2004. Loans receivable represented 42.7% of total deposits and 35.1% of total assets at June 30, 2004, as compared to 43.2% and 35.4%, respectively, at December 31, 2003.

Loan and Asset Quality and Allowance for Loan Losses

As of June 30, 2004, total loans receivable increased $2.2 million as compared to December 31, 2003.

Total non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2004, were $173,000, or .08%, of total assets as compared to $148,000, or ..08%, of total assets at December 31, 2003. There was no foreclosed real estate held by the Corporation as of June 30, 2004 as compared to $10,000 held at December 31, 2003.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2004 and December 31, 2003.

                          NONPERFOMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                                               June 30                  December 31,
                                                                2004                        2003
Nonaccrual Loans:
Commercial                                                    $      -                   $     -
Consumer                                                             6                         -
Real Estate:
        Construction                                                 -                         -
        Mortgage                                                   167                       148
                                                              --------                   -------
            Total nonaccrual                                       173                       148
Restructured loans                                                   -                         -
                                                              --------                   -------
            Total nonperforming loans                              173                       148
Foreclosed real estate                                               -                        10
                                                              --------                   -------
            Total nonperforming assets                             173                       158
Loans past due 90 days or more                                      34                       327
                                                              --------                   -------
            Total nonperforming assets and
                loans past due 90 days or more                $    207                   $   485
                                                              ========                   =======
Nonperforming loans to total loans                                0.24%                     0.67%
Nonperforming assets to total assets                              0.08%                     0.08%

The following table sets forth the company's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                              6 months                   6 months
                                                               Ending                     Ending
                                                               June 30                    June 30
                                                                2004                       2003
Balance at beginning of period                                $    637                   $   564
Provisions charged to operating expenses                            30                        30
Recoveries of loans previously charged-off                           -
      Commercial                                                     -                         9
      Consumer                                                       -                        10
      Real Estate                                                    -                         -
                                                              --------                   -------
Total Recoveries                                                     -                        19
Loans Charged Off:
      Commercial                                                     -                         -
      Consumer                                                       -                        (2)
      Real Estate                                                   (4)                        -
                                                              --------                   -------
Total Charged-off                                                   (4)                       (2)
                                                              --------                   -------
Net (Charge-offs) recoveries                                        (4)                       17
                                                              --------                   -------
Balance at end of period                                      $    663                   $   611
                                                              ========                   =======
Net charge-offs as a percentage of
   average loans outstanding                                      0.00%                    (0.01%)
Allowance for loan losses as a percentage of
   period-end loans                                               0.91%                     0.86%

Deposits

Total deposits at June 30, 2004, were $169.7 million, up $7 million, or 4.3%, over total deposits of $162.7 million at December 31, 2003. The average balances for the first six months of 2004 and 2003 are presented in the following table:

                            Six Months Ended June 30,
                             (Dollars in thousands)

                                  2004                     2003
                          Average     Average       Average     Average
                          Balance       Rate        Balance       Rate
                          -------       ----        -------       ----
Demand Deposits:
   Noninterest-bearing   $ 13,269                  $ 13,462
   Interest-bearing         8,788       .60%          8,304        .96%
Savings                    68,280      1.64%         57,026       1.94%
Time deposits:
   <$100,000               54,168      3.56%         54,542       4.25%
   >$100,000               22,358      4.42%         21,341       4.82%
                         --------                  --------
Total Deposits           $166,863                  $154,675
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2004, the Corporation's simulation model indicates net interest income would increase 3.4% within the first year if rates increased as described above. The model projects that net interest income would decrease by 3.7% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

Off-Balance Sheet Arrangements

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at June 30, 2004 totaled $9.082 million. This consisted of $3.585 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.035 million in home equity lines of credit, $2.462 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy

At June 30, 2004, stockholders' equity totaled $35.7 million, up 1.8% over stockholders' equity of $35.1 million at December 31, 2003. The increase in stockholders' equity for the six months ended June 30, 2004 included a $572,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $1,195,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                  For Capital
                                     June 30,     December 31,     Adequacy
                                       2004          2003          Purposes
                                       ----          ----          --------
Risk-Based Capital Ratios:

     Tier 1 Capital                   40.55%          40.40%         4.00%

     Total Capital                    41.29           41.10          8.00

     Leveraged Capital                17.68           18.00          4.00

The Bank's Capital Ratio's are not materially different from that of the Corporation. At June 30 2004, the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2003. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of June 30, 2004, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls during the quarter ended June 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a) An annual meeting of shareholders was held on May 12, 2004, at The NOVA Building, Coplay, PA.

    b)    One matter was voted on at the May 12, 2004, meeting as follows:

                                   Term             Votes cast    Votes against
 Director's Re-elected            Expires              for         or withheld*
 ---------------------            -------              ---         ------------
Robert B. Heintzelman            April, 2007        160,174            25
Kevin A. Schmidt                 April, 2007        158,384         1,815

*Includes broker nonvotes.

Directors whose term continued after the meeting:       Term Expires
-------------------------------------------------       ------------
   John J. Remaley                                      April, 2005
   Herman P. Snyder                                     April, 2005
   John F. Simock                                       April, 2006
   Mary Ann Wagner                                      April, 2006

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

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            31.2  Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes Oxley Act of 2002

            32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of Principal Financial Officer pursuant to
                  Section 1350 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      NEFFS BANCORP, INC.

Date: 08/11/04                                        /s/ John J. Remaley
                                                      John J. Remaley, President