Form 10-Q
period 2004-09-30
NEFFS BANCORP INC
filed 2004-11-12
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 2004

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

                        Yes [ ]         No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of 9/30/04, 197,091 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Statements of Financial Condition (Unaudited)
              September 30, 2004 and December 31, 2003...........................................................      3

              Consolidated Statements of Income (Unaudited)
              Three months ended September 30, 2004 and September 30, 2003
              Nine months ended September 30, 2004 and September 30, 2003........................................      4

              Consolidated Statements of Stockholders' Equity  (Unaudited)
              Nine months ended September 30, 2004 and September 30, 2003........................................      5

              Consolidated Statements of Cash Flows (Unaudited)
              Nine months ended September 30, 2004 and September 30, 2003........................................      6

              Notes to the Interim Consolidated Financial Statements (Unaudited).................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................      9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................     20

Item 4.       Controls and Procedures............................................................................     20

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................     21

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................     21

Item 3.       Defaults Upon Senior Securities....................................................................     21

Item 4.       Submission of Matters to a Vote of Security Holders................................................     21

Item 5.       Other Information..................................................................................     21

Item 6.       Exhibits ..........................................................................................     21

SIGNATURES ......................................................................................................     23

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                           September 30,     December 31,
Dollars in thousands, except per share data                                     2004             2003
                                                                           ------------------------------
                                   ASSETS

Cash and due from banks                                                      $   4,346         $   4,806
Interest bearing deposits with banks                                                28                46
Federal funds sold                                                               3,249             9,390
Securities available for sale                                                   39,644            27,382
Securities held to maturity, fair value
    2004 $82,759; 2003 $85,460                                                  80,321            82,705

Loans                                                                           74,618            70,886
   Less allowance for loan losses                                                 (664)             (637)
                                                                             ---------------------------
                       Net loans                                                73,954            70,249
                                                                             ---------------------------

Premises and equipment, net                                                      2,277             2,355
Other assets                                                                     1,967             1,637
                                                                             ---------------------------
                       Total assets                                          $ 205,786         $ 198,570
                                                                             ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits
           Non-interest bearing                                              $  13,868         $  13,107
           Interest bearing                                                    154,198           149,587
                                                                             ---------------------------
                       Total deposits                                          168,066           162,694
     Other liabilities                                                             735               821
                                                                             ---------------------------
                       Total liabilities                                       168,801           163,515
                                                                             ---------------------------
Stockholders' Equity
     Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 197,091 shares                       200               200
     Paid-in capital                                                               690               690
     Retained earnings                                                          36,880            34,853
     Accumulated other comprehensive loss                                         (223)             (126)
     Treasury stock, at cost 2,909 shares                                         (562)             (562)
                                                                             ---------------------------
                           Total stockholders' equity                           36,985            35,055
                                                                             ---------------------------
                           Total liabilities and stockholders' equity        $ 205,786         $ 198,570
                                                                             ===========================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
Dollars in thousands,except per share data                      2004          2003          2004          2003
                                                              ----------------------      ----------------------
Interest income:
    Interest and fees on loans                                $  1,172      $  1,297      $  3,531      $  3,816
    Interest and dividends on investments:
           Taxable                                                 805           467         2,273         1,771
           Exempt from federal income taxes                        530           578         1,637         1,688
    Interest on federal funds sold                                  11            31            44           102
                                                              ----------------------      ----------------------
                        Total interest income                    2,518         2,373         7,485         7,377
                                                              ----------------------      ----------------------
Interest Expense:
    Interest on deposits                                         1,006         1,112         3,055         3,343
                                                              ----------------------      ----------------------

                        Total interest expense                   1,006         1,112         3,055         3,343
                                                              ----------------------      ----------------------
                        Net interest income                      1,512         1,261         4,430         4,034

Provision for loan losses                                            6            15            36            45
                                                              ----------------------      ----------------------
                     Net interest income after provision
                            for loan losses                      1,506         1,246         4,394         3,989
                                                              ----------------------      ----------------------
Other income:
    Service charges on deposit accounts                             49            46           130           136
    Other service charges and fees                                  21            18            51            63
    Other income                                                     -             6            12            18
                                                              ----------------------      ----------------------
                        Total other income                          70            70           193           217
                                                              ----------------------      ----------------------

Other expenses:
    Salaries and employee benefits                                 283           293           834           835
    Occupancy                                                       52            46           121           121
    Furniture and equipment                                         39            35           117           105
    Pennsylvania shares tax                                         63            78           225           231
    Other expenses                                                 129           118           475           393
                                                              ----------------------      ----------------------
                        Total other expenses                       566           570         1,772         1,685
                                                              ----------------------      ----------------------
                        Income before income taxes               1,010           746         2,815         2,521

Income tax expense                                                 178            79           443           329
                                                              ----------------------      ----------------------
                        Net income                            $    832      $    667      $  2,372      $  2,192
                                                              ======================      ======================

Per share data:
    Earnings per share, basic                                 $   4.22      $   3.40      $  12.03      $  11.16
                                                              ======================      ======================

    Weighted average common shares outstanding                 197,091       196,431       197,091       196,431
                                                              ======================      ======================

    Cash dividends declared per share                         $      -      $      -      $   1.75      $   1.20
                                                              ======================      ======================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other                        Total
                                                 Common        Paid-In        Retained     Comprehensive    Treasury   Stockholders'
Dollars in thousands, except per share data       Stock        Capital        Earnings      Income(Loss)      Stock        Equity
                                                ------------------------------------------------------------------------------------
Balance, December 31, 2002                      $    200       $    609       $ 32,610       $     21       $   (615)    $ 32,825
                                                                                                                         --------
    Comprehensive Income:
       Net income                                      -              -          2,192              -              -        2,192
       Change in unrealized net gains
           (losses) on securities available
            for sale,net of tax                                                                  (113)                       (113)
                                                                                                                         --------
          Total comprehensive income                                                                                        2,079
                                                                                                                         --------
    Cash dividends declared on common
          stock, $1.20  per share                      -              -           (236)             -              -         (236)
                                                ---------------------------------------------------------------------------------
Balance, September 30, 2003                     $    200       $    609       $ 34,566       $    (92)      $   (615)    $ 34,668
                                                =================================================================================

                                                                                         Accumulated
                                                                                            Other                        Total
                                              Common        Paid-In        Retained     Comprehensive    Treasury     Stockholders'
Dollars in thousands, except per share data    Stock        Capital        Earnings          Loss          Stock        Equity
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2003                   $    200       $    690       $ 34,853       $   (126)      $   (562)      $ 35,055
                                                                                                                        --------
    Comprehensive Income:
       Net income                                   -              -          2,372              -              -          2,372
       Change in unrealized net losses
           on securities available for
           sale,net of tax                                                                     (97)                          (97)
                                                                                                                        --------
          Total comprehensive income                                                                                       2,275
                                                                                                                        --------
    Cash dividends declared on common
          stock, $1.75  per share                   -              -           (345)             -              -           (345)
                                             -----------------------------------------------------------------------------------
Balance, September 30, 2004                  $    200       $    690       $ 36,880       $   (223)      $   (562)      $ 36,985
                                             ===================================================================================

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Nine Months Ended September 30,                                   2004           2003
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $  2,372       $  2,192
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                  95             80
        Provision for loan losses                                     36             45
        Net amortization of securities                               136            167
        Change in assets and liabilities:
             Increase in:
                    Accrued interest receivable                     (134)          (229)
                    Income taxes receivable                          (59)          (158)
                    Other assets                                     (97)           (79)
             Decrease in:
                    Accrued interest payable                         (73)          (111)
                    Other liabilities                                (13)           (23)
                                                                --------       --------
             Net cash provided by operating activities             2,263          1,884
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing
        deposits with banks                                           18             (5)
    Net decrease in federal funds sold                             6,141          2,568
    Purchase of securities available for sale                    (17,942)       (17,065)
    Proceeds from maturities/calls of securities available
        for sale                                                   5,384          4,979
    Purchase of securities held to maturity                       (7,624)       (30,529)
    Proceeds from maturities/calls of securities held to
        maturity                                                  10,021         31,488
    Net increase in loans                                         (3,741)          (521)
    Purchases of premises and equipment                              (17)           (62)
    Proceeds from sale of foreclosed real estate                      10              -
                                                                --------       --------
         Net cash used in investing activities                    (7,750)        (9,147)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                       5,372          9,161
    Dividends paid                                                  (345)          (236)
                                                                --------       --------
         Net cash provided by financing activities                 5,027          8,925
                                                                --------       --------
         Increase (decrease) in cash and cash equivalents           (460)         1,662

Cash and cash equivalents:
    Beginning                                                      4,806          2,732
                                                                --------       --------
    Ending                                                      $  4,346       $  4,394
                                                                ========       ========

Supplementary Cash Flows Information
    Interest Paid                                               $  3,128       $  3,454
                                                                ========       ========

    Income Taxes Paid                                           $    836       $    798
                                                                ========       ========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2004. These statements should be read in conjunction with notes to the financial statements contained in the 2003 Annual Report to Stockholders.

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

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months and three months ended September 30, 2004 and 2003 are as follows:

                                                   Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                   2004        2003        2004        2003
                                                   -----       -----       ----        ----
                                                                (In Thousands)
Unrealized holding gains (losses) on
   available for sale securities                   $ 720       $(230)      $(147)      $(171)

Tax effect                                          (244)         78          50          58
                                                   -----       -----       -----       -----
Other comprehensive income (loss), net of tax      $ 476       $(152)      $ (97)      $(113)
                                                   =====       =====       =====       =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $326,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

In March 2004, the SEC released Staff Accounting Bulleting (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have an effect on our consolidated financial statements.

In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No., 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EIFT 03-1). EIFT 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EIFT 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. This additional guidance is expected to be issued during and be effective for the fourth quarter of 2004. We are not able to assess the impact of the adoption of EIFT 03-1 until final guidance is issued.

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

- economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

- the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

OVERVIEW

Net income for the third quarter of 2004 increased 25% to $832,000 as compared to $667,000 for the third quarter of 2003 and total revenues increased 6% from $2.443 million to $2.588 million for the quarter. Net income per common share increased 24% to $4.22 per share from $3.40 per share in the third quarter a year ago. At September 30, 2004, the Corporation had total assets of $206 million, total loans of $74.6 million, and total deposits of $168.1 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $198.5 million for the third quarter of 2004 as compared to $185.7 million for the same period in 2003. The yield on earning assets for the third quarter of 2004 was 5.1%, which remained unchanged as compared to the same period in 2003.

The growth in interest earning assets was funded primarily by an increase of $12 million in the average balance of deposits. Average interest-bearing liabilities increased from $144.4 million during the third quarter of 2003 to $155.7 million during the third quarter of 2004. Growth in average interest bearing liabilities was the result of increases in interest bearing demand deposits, savings, and time deposits of $130,000, $10.5 million, and $596,000, respectively. Deposit account growth was attributed to the banks favorable interest rate structure combined with the general decline in confidence in the stock market.

The average rate paid on interest-bearing liabilities was 2.58% for the third quarter of 2004 and 3.08% for the third quarter of 2003, a decrease of 50 basis points. This was the result of the declining interest rate environment that was experienced during much of 2003.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities and Federal Funds Sold. Liabilities used to fund such assets include deposits. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs.

Interest income increased by $145,000, or 6% over the third quarter of 2003. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the third quarter of 2004 decreased by $106,000, or 9.5%, compared to the third quarter of 2003. The decrease was due to the general decline in rates being offered and paid on interest bearing deposits, mainly certificates of deposit and savings accounts.

Net interest income increased by $251,000 or 19.9% over the third quarter of 2003. As marketplace rates continued to decrease on loans and securities, the Corporation reduced rates being offered on interest bearing deposit accounts. Net income for the third quarter of 2004 continued to be positively affected by those downward rate adjustments.

For the nine months ended September 30, 2004, interest income increased by $108,000 or 1.5%, over the same period in 2003. Interest earning assets for the first nine months of 2004 averaged $196.1 million versus $180.3 million for the comparable period in 2003. The yield on those assets for 2004 was 5.1% as compared to 5.5% the first nine months of 2003.

Interest expense for the first nine months of 2004 declined by $288,000 or 8.6% for the first nine months of 2004. Average interest-bearing liabilities increased from $141 million for the first nine months of 2003 to $154.7 million for the first nine months of 2004. The average rate paid for these nine months was 2.6%, down 60 basis points from 3.2% for the comparable period in the prior year.

Net interest income for the first nine months of 2004 increased by $396,000 or 9.8% over the same period in 2003. The company's net interest margin decreased to 3.0% for the first nine months of 2004, from 3.2% over the same period in 2003.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the third quarter of 2004 was 3.1%, which is a slight increase from 2.7% for the third quarter of 2003. During the third quarter of 2004, yields on earning assets remained constant at 5.1% from the third quarter of 2003, yields on interest bearing deposits decreased to 2.6%, as compared to 3.1%, for the third quarter of 2003.

Provision for Loan Losses

The provision for loan losses was $6,000 during the third quarter of 2004 as compared to $15,000 for the third quarter of 2003. The provision for loan losses was $36,000 for the nine months ended September 30, 2004 compared to $45,000 for the nine months ended September 30, 2003. The decrease in the provision is due to decreased risk in the portfolio along with minimal growth in the loan portfolio.

Non-interest Income

Non-interest income for the third quarter of 2004 was $70,000 for the three months ending September 30,2004, remaining unchanged from the same period in 2003.

Recurring core noninterest income for the first nine months of 2004 was $181,000 as compared to $199,000 for the nine months of 2003, a decrease of 9.1%. The decrease is mainly attributable to a decrease in deposit account service charge income and fee income derived from the sale of loan related insurance.

Non-interest Expense

For the third quarter of 2004, non-interest expenses decreased by $4,000, or ..7%, to $566,000, compared to $570,000 over the same period in 2003. This decrease is primarily the result of a decrease in Pennsylvania Shares Tax of $15,000 due to the recognition of the Education Improvement tax credit. The tax credit relates to the $50,000 Education improvement donation made to the Northern Lehigh School District Foundation which was expensed in the second quarter.

Salary expenses and employee benefits, which represent the largest component, 50%, of non-interest expenses, decreased by $10,000, or 3.4%, for the third quarter of 2004. This slight decrease is due to the retirement of an executive officer.

Occupancy expense for the third quarter of 2004 increased by $6,000 or 13% as compared to the third quarter of 2003. This increase is the result of normal building maintenance performed throughout the third quarter of 2004.

Furniture and equipment expenses for the third quarter of 2004 increased by $4,000 or 11.4% as compared to the third quarter of 2003. This increase is due to increased depreciation expense on equipment additions.

Other expenses increased by $11,000 or 9.3% throughout the third quarter of 2004 as compared to the third quarter of 2003. This increase is mostly related to increases in travel expenses, supplies expenses, and other miscellaneous expenses.

For the first nine months of 2004, non-interest expense increased by $87,000 or 5.2% over the same period in 2003.

Salary expenses and employee benefits, which represents the largest component, 47.1% of non-interest expenses, decreased by $1,000, over the first nine months of 2003. The decrease was due to normal salary adjustments and hiring of additional staff, partially offset by the retirement of an executive officer as mentioned above.

Occupancy and furniture and equipment expenses for the first nine months of 2004 increased by $12,000 or 5.3% as compared to the same period of 2003. This increase is related to normal building maintenance performed throughout the first nine months of 2004.

Net other expenses increased by $82,000 or 20.9% for the first nine months ended September 30, 2004 over the first nine months of 2003. This increase is mostly related to a $50,000 donation made to Northern Lehigh School District Educational Foundation. The Bank will receive a 90% or $45,000 state tax credit to offset this donation.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was .96% for the three months ended September 30, 2004, slightly lower than 1.04% for the three months ended September 30, 2003. It was 1.03% for the first nine months of 2004 compared to 1.02% for the comparable period in 2003.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2004, the operating efficiency ratio was 35.8% compared to 42.8% for the similar period in 2003. For the nine months ended September 30, 2004, this ratio was 38.3% compared to 39.6% for the nine months ended September 30, 2003.

Provision for Federal Income Taxes

The provision for federal income taxes was $178,000 for the third quarter of 2004, as compared to $79,000 for the same period in 2003. For nine months ended September 30, the provision was $443,000 and $329,000 for 2004 and 2003, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 17.6% for the third quarter of 2004 and 10.6% for the third quarter of 2003. The effective tax rate for the first nine months of 2004 and 2003 were 15.7% and 13.1%, respectively. The increase in the effective tax rate is due to increased income before income taxes combined with lower tax-exempt income.

Net Income

Net income for the third quarter of 2004 was $832,000, an increase of $165,000 or 24.7% over the $667,000 recorded in the third quarter of 2003. This increase was mainly due to the favorable interest rate climate as deposit account growth funded higher yielding securities, resulting in a $251,000 increase in net interest income.

Net income for the first nine months of 2004 was $2.4 million, an increase of $180,000 or 8.2% as compared to the same period of 2003. This was mainly due to a favorable interest rate climate, enhanced by growth in short term; low rate deposits accounts and subsequent growth in higher yielding securities, resulting in a $396,000 increase in net interest income.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the third quarter of 2004 was 1.6% compared to 1.4% for the third quarter of 2003. The ROA for the first nine months of 2004 remained constant from 2003 at 1.6%.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2004 was 9.2% as compared to 7.8% for the third quarter of 2003. The ROE for the first nine months of 2004 was 8.8% as compared to 8.7% for the same period of 2003.

FINANCIAL CONDITION

Securities

Federal funds sold decreased by $6.2 million from $9.4 million to $3.2 million during the first nine months of 2004 from December 31, 2003. This decrease was due mainly to purchases of securities available for sale and held to maturity, which were offset by calls of bonds and continued growth in deposit accounts. Total securities and federal funds sold aggregated $123.2 million at September 30, 2004, and represented 59.9% of total assets.

Held to maturity securities decreased by $2.4 million from $82.7 million to $80.3 million during the first nine months of 2004 from December 31, 2003. This decrease was mainly due to calls and maturity of bonds. These proceeds received helped to fund the increase in available for sale securities.

During the first nine months of 2004 securities available for sale increased by $12.2 million from $27.4 million at December 31, 2003 to $39.6 million at September 30, 2004. This increase is a result of increased purchases of mortgage-backed securities. The securities available for sale portfolio is comprised of mortgage-backed securities and equity securities.

The average yield on the combined securities portfolio for the first nine months of 2004 was 4.4% as compared to 4.5% for the similar period of 2003. For the third quarter of 2004, the average yield on the combined securities portfolio was 4.4% as compared to 4.0% for the same period in 2003.

The weighted average life of the combined securities portfolio was approximately 12 years at September 30, 2004 with a weighted yield of 4.4% as compared to 4.0% for the same period in 2003.

Net Loans Receivable

During the first nine months of 2004 net loans receivable increased by $3.7 million from $70.2 million at December 31, 2003, to $73.9 million on September 30, 2004. The increase in net loans receivable is the result of a $2.7 million increase in commercial and commercial real estate loans, $500,000 increase in consumer real estate and related loans and $500,000 increase in personal and retail installment loans. Loans receivable represented 44.0% of total deposits and 36.3% of total assets at September 30, 2004, as compared to 43.2% and 35.4%, respectively, at December 31, 2003.

Loan and Asset Quality and Allowance for Loan Losses

As of September 30, 2004, total loans receivable increased $3.7 million as compared to December 31, 2003.

Total non-accrual loans at September 30, 2004, were $166,000, or .22%, of total loans as compared to $148,000, or .21%, of total loans at December 3l, 2003. There was no foreclosed real estate held by the Corporation as of September 30, 2004 as compared to $10,000 held at December 31, 2003.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2004 and December 31, 2003.

                         Nonperforming Loans and Assets
                             (Dollars in Thousands)

                                              September 30,   December 31,
                                                  2004           2003
Nonaccrual Loans:
Commercial                                        $ --           $ --
Real Estate:                                        --             --
    Construction                                    --             --
    Mortgage                                       166            148
                                                  ----           ----
            Total nonaccrual                       166            148
Restructured loans                                  --             --
Loans past due 90 days or more                      51            327
                                                  ----           ----
            Total nonperforming loans              217            475
Foreclosed real estate                              --             10
                                                  ----           ----
            Total nonperforming assets             217            485
                                                  ====           ====
Nonperforming loans to total loans                0.29%          0.67%
Nonperforming assets to total assets              0.11%          0.24%

The following table sets forth the Corporation's provision and allowance for loan losses.

                            Allowance for Loan Losses
                             (Dollars in Thousands)

                                                    9 Months         9 Months
                                                     Ending           Ending
                                                  September 30,     September 30,
                                                      2004             2003
Balance at beginning of period                        $ 637            $ 564
Provisions charged to operating expenses                 36               45
Recoveries of loans previously charged-off:
              Commercial                                  -                9
              Consumer                                   13               10
              Real estate                                 -                -
                                                      -----            -----
Total Recoveries                                         13               19
Loans Charged-off:
              Commercial                                  -                -
              Consumer                                  (22)              (5)
              Real Estate                                 -                -
                                                      -----            -----
Total Charged-off                                       (22)              (5)
                                                      -----            -----
Net (Charge-off) recoveries                              (9)              14
                                                      -----            -----
Balance at end of period                              $ 664            $ 623
                                                      =====            =====
Net Charge-offs as a percentage of
       average loans outstanding                       0.01%               -
Allowance for loan losses as a percentage of
       period end loans                                0.89%            0.89%

Deposits

Total deposits at September 30, 2004, were $168.1 million, up $5.4 million, or 3.3%, over total deposits of $162.7 million at December 3l, 2003. The average balances for the first nine months of 2004 and 2003 are presented in the following table:

                                                               Nine Months Ended September 30,
                                                                   (Dollars in thousands)
                                                              2004                          2003
                                                     Average        Average        Average       Average
                                                     Balance          Rate         Balance         Rate
                                                     -------          ----         -------         ----
Demand Deposits:
   Noninterest-bearing                               $ 13,434                    $ 13,285
   Interest-bearing                                     8,606          .61%         8,254         1.29%
Savings                                                68,288         1.59%        57,380         2.64%
Time deposits:
   <$100,000                                           54,225         3.55%        54,534         4.34%
   >$100,000                                           22,626         4.41%        21,563         3.21%
                                                     --------                    --------
Total Deposits                                       $167,179                    $155,016
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2004, the Corporation's simulation model indicates net interest income would increase 2.9% within the first year if rates increased as described above. The model projects that net interest income would decrease by 3.4% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

Off-Balance Sheet Arrangements

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at September 30, 2004 totaled $8.398 million. This consisted of $3.457 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.268 million in home equity lines of credit, $326.0 thousand in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy

At September 30, 2004, stockholders' equity totaled $37 million, up 5.5% over stockholders' equity of $35 million at December 31, 2003. The increase in stockholders' equity for the nine months ended September 30, 2004 included a $97,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $2,027,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                 For Capital
                                September 30,    December 31,      Adequacy
                                    2004             2003          Purposes
                                    ----             ----          --------
Risk-Based Capital Ratios:

     Tier 1 Capital                 40.85%          40.40%           4.00%

     Total Capital                  41.57           41.10            8.00

     Leveraged Capital              18.08           18.00            4.00

The Bank's capital ratios are not materially different from that of the Corporation. At September 30 2004, the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2003. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of September 30, 2004, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls during the quarter ended September 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                            NEFFS BANCORP, INC.

Date: 11/12/04                              /s/ John J. Remaley
                                            ------------------------------------
                                            John J. Remaley, President