Form 10-K
period 2004-12-31
NEFFS BANCORP INC
filed 2005-03-30
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                            Commission File #0-32605

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-2400383
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (610) 767-3875

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $1.00 par value

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

     The aggregate market value of voting stock held by non-affiliates of the registrant is $36,996,075 as of June 30, 2004.

     The aggregate market value of voting stock held by non-affiliates of the registrant is $37,818,210, as of December 31, 2004.

     The number of shares of the Issuer's common stock, par value $1.00 per share, outstanding as of December 31, 2004 was 197,091.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part II incorporates certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2004 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders.

     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on December 31, 2004. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                               NEFFS BANCORP, INC.
                           FORM 10-K TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.

   Item 1.    Business...................................................     1

   Item 2.    Properties.................................................     6

   Item 3.    Legal Proceedings..........................................     7

   Item 4.    Submission of Matters to a Vote of Security Holders........     7

Part II

   Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters................................     7

   Item 6.    Selected Financial Data....................................     8

   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     8

   Item 7A.   Quantitative and Qualitative Disclosures about
              Market Risk................................................     8

   Item 8.    Financial Statements and Supplementary Data................     9

   Item 9.    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure........................     9

   Item 9A.   Controls and Procedures....................................     9

   Item 9B.   Other Information..........................................     9

Part III.

   Item 10.   Directors and Executive Officers of the Registrant.........    10

   Item 11.   Executive Compensation.....................................    10

   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.................    10

   Item 13.   Certain Relationships and Related Transactions.............    10

   Item 14.   Principal Accountant Fees and Services.....................    10

Part IV.

   Item 15.   Exhibits and Financial Statement Schedules.................    10

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

     As of December 31, 2004, the corporation has approximately $210 million in assets, $172 million in deposits, $76 million in net loans, and $37 million in stockholder's equity. The bank is a member of the FRB ("FRB") and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent permitted by law.

     The corporation's principal executive office is located at 5629 PA Route 873, Neffs, Pennsylvania 18065, and its telephone number is 610-767-3875.

     As of December 31, 2004 the corporation had 36 employees, of which 26 were full-time employees. Management believes the corporation's relationship with its employees is good.

     The bank is organized under the laws of the United States and headquartered in Neffs, Pennsylvania and has one (1) location. The bank was incorporated in 1986 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of Currency. The FDIC insures deposit accounts to the maximum extent provided by laws.

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

     In commercial transactions, the bank's legal lending limit to a single borrower (approximately $4,900,000 as of December 31, 2004) enables it to compete effectively for the business of smaller companies.

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

     As a consequence of the extensive regulation of commercial banking activities in the United States, the bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may affect the cost of doing business.

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

     The corporation also owns property at 5645 PA Route 873, Neffs, PA 18065; which is a one and one half (1 1/2) story single family dwelling with approximately 2,570 square feet of living space. This property's lease expired in October 2004.

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

     The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years. As of December 31, 2004, there were approximately 615 holders of record of the corporation's common stock.

                        Sales Prices
                     -----------------
Quarter Ended:         High      Low
--------------       -------   -------
March 31, 2004       $240.00   $225.00
June 30, 2004         230.00    225.00
September 30, 2004    225.00    225.00
December 31, 2004     230.00    228.00

March 31, 2003       $195.00   $194.00
June 30, 2003         197.00    197.00
September 30, 2003    199.00    197.00
December 31, 2003     216.00    210.00

Dividends and Dividend History

     The corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2004 a dividend of $1.75 per share was paid to stockholders on May 15 and a dividend of $2.00 per share was paid on November 15. In 2003 a dividend of $1.20 per share was paid to stockholders on May 15, and a dividend of $1.50 per share was paid on November 15.

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

Item 6. Selected Financial Data

     The information under the caption "Selected Financial Data" appearing on page 24 of the corporation's Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 27 through 46 of the corporation's Annual Report to Shareholders for the year ended December 31,2004, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

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

     Table 2 reflects the bank's net interest income sensitivity analysis as of December 31, 2004 and 2003. The schedule indicates that as of December 31, 2004, a hypothetical 200 basis point decline in prevailing market interest rates would cause the bank's net interest income to decline less then 4% from the current rate scenario. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

                                     TABLE 2
                              SENSITIVITY ANALYSIS

                                    2004                       2003
                         -------------------------   -------------------------
                           CHANGE IN                   CHANGE IN
                         NET INTEREST   PERCENTAGE   NET INTEREST   PERCENTAGE
(dollars in thousands)      INCOME        CHANGE        INCOME        CHANGE
----------------------   ------------   ----------   ------------   ----------
Policy Limit                             +/-5.0%                     +/-5.0%

Down 200 basis points       ($224)         (3.1%)       ($234)         (3.9%)
Down 100 basis points         (93)         (1.3%)        (110)         (1.8%)

Up 100 basis points            66           0.9%          107           1.8%
Up 200 basis points            81           1.1%          211           3.5%

Item 8. Financial Statements and Supplementary Data

     The financial statements appearing on pages 1 through 23 of the corporation's Annual Report to Shareholders for the year ended December 31,2004, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

Item 9. Changes In and Disagreements with Accountants and on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of December 31, 2004, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

Internal Controls Over Financial Reporting

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

     None.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     The information under the captions "Information about Nominees and continuing Directors" "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance appearing on pages 5 through 7 is incorporated here by reference to Neffs Bancorp, Inc.'s proxy statement for its 2005 Annual Meeting of Shareholders scheduled for May 11, 2005.

     The corporation has adopted a Code of ethics that applies to directors, officers and employees of the corporation and the bank. A copy of the Code of Ethics was included as an exhibit to the corporation's Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission. A request for the corporation's Code of Ethics can be made in either writing to Dawn E. Hamm, Neffs Bancorp, Inc., 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010 or by telephone to 610-767-3875.

Item 11. Executive Compensation

     The information under the caption "Executive Compensation" appearing on pages 8 through 11 is incorporated here by reference of Neff Bancorp, Inc.'s proxy statement for its 2005 annual meeting of shareholders scheduled for May 11, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" appearing on pages 5 through 8 is incorporated here by reference of Neff Bancorp, Inc.'s proxy statement for its 2005 annual meeting of shareholders scheduled for May 11, 2005.

     The corporation currently does not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

     The information under the caption "Transactions with Directors and Executive Officers" appearing on page 9 in incorporated here by reference to Neffs Bancorp, Inc.'s proxy statement for its 2005 annual meeting of shareholders scheduled for May 11, 2005.

Item 14. Principal Accountant Fees and Services

     The information under the caption "Report of the Audit Committee" appearing on pages 11 through 13 in incorporated here by reference to Neffs Bancorp, Inc.'s proxy statement for its 2005 annual meeting of shareholders scheduled for May 11, 2005.

Part IV

Item 15. Exhibits and Financial Statement Schedules

     (a) (1) Financial Statements are incorporated by reference from the 2004 Annual Report

               Report of Independent Registered Public Accounting Firm

               Consolidated Statements of Financial Condition

               Consolidated Statements of Income

               Consolidated Statements of Stockholders' Equity

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

          (2) Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

          (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

No      Description
--      -----------
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

13      Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

14 Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K of the registrant filed on March 26, 2004).

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

     (b)  Exhibits required by item 601 of Regulation SK.

          See Item 15(a) (3) above.

                                   Signatures

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Neffs Bancorp, Inc.


Date: March 28, 2005                    By
                                           -------------------------------------
                                           John J. Remaley
                                           President and
                                           Chief Executive Officer

          Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                               TITLE                             DATE
       ----------                               -----                             ----


/s/ John J. Remaley
------------------------
John J. Remaley            President, Chief Executive Officer and Director   March 28, 2005


/s/ Herman P. Snyder
------------------------
Herman P. Snyder           Vice President and Director                       March 28, 2005


/s/ Robert B. Heintzelman
------------------------
Robert B. Heintzelman      Director                                          March 28, 2005


/s/ Mary Ann Wagner
------------------------
Mary Ann Wagner            Director                                          March 28, 2005


/s/ John F. Simock
------------------------
John F. Simock             Director                                          March 28, 2005


/s/ Kevin A. Schmidt
------------------------
Kevin A. Schmidt           Director                                          March 28, 2005