Form 10-Q
period 2005-03-31
NEFFS BANCORP INC
filed 2005-05-13
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File _0__-___32605__

                               NEFFS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                        23-2400383
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               No.)

              5629 PA Route 873, P.O. Box 10, Neffs, PA 18065-0010
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 767-3875
                           ---------------------------
                           (Issuer's telephone number)

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

                       Yes [ ]         No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of 4/30/05, 197,091 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART  I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition (Unaudited)
           March 31, 2005 and December 31, 2004.....................................    3

           Consolidated Statements of Income (Unaudited)
           Three months ended March 31, 2005 and March 31, 2004.....................    4

           Consolidated Statements of Stockholders' Equity  (Unaudited)
           Three months ended March 31, 2005, and March 31, 2004....................    5

           Consolidated Statements of Cash Flows (Unaudited)
           Three months ended March 31, 2005, and March 31, 2004....................    6

           Notes to the Interim Consolidated Financial Statements (Unaudited).......    7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................    9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............   18

Item 4.    Controls and Procedures..................................................   18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................................   19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..............   19

Item 3.    Defaults Upon Senior Securities..........................................   19

Item 4.    Submission of Matters to a Vote of Security Holders......................   19

Item 5.    Other Information........................................................   19

Item 6.    Exhibits.................................................................   19

SIGNATURES..........................................................................   21

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                March 31       December 31
Dollars in thousands, except per share data                                       2005            2004
                                                                                ---------      -----------
ASSETS
Cash and due from banks                                                         $   3,466      $     4,076
Interest bearing deposits with banks                                                   10               23
Federal funds sold                                                                  1,874            1,778
Securities available for sale                                                      43,938           44,148
Securities held to maturity, fair value
   $79,854 in 2005; $81,416 in 2004                                                79,227           79,319

Loans                                                                              77,672           76,978
    Less allowance for loan losses                                                   (663)            (663)
                                                                                ---------      -----------
               Net loans                                                           77,009           76,315
                                                                                ---------      -----------

Premises and equipment, net                                                         2,400            2,308
Other assets                                                                        2,415            1,836
                                                                                ---------      -----------
               Total assets                                                     $ 210,339      $   209,803
                                                                                =========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits

          Non-interest bearing                                                  $  14,523      $    14,182
          Interest bearing                                                        157,203          157,470
                                                                                ---------      -----------
               Total deposits                                                     171,726          171,652
     Other liabilities                                                              1,176              835
                                                                                ---------      -----------
               Total liabilities                                                  172,902          172,487
                                                                                ---------      -----------

Stockholders' Equity
    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 197,091 shares                          200              200
     Paid-in capital                                                                  690              690
     Retained earnings                                                             37,763           37,319
     Accumulated other comprehensive loss                                            (654)            (331)
     Treasury stock, at cost 2,909 shares                                            (562)            (562)
                                                                                ---------      -----------
               Total stockholders' equity                                          37,437           37,316
                                                                                ---------      -----------

               Total liabilities and stockholders' equity                       $ 210,339      $   209,803
                                                                                =========      ===========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

Dollars in thousands,except per share data
Three months ended March 31,                                                    2005          2004
                                                                              --------      --------
Interest income:
    Interest and fees on loans                                                   1,210         1,165
    Interest and dividends on investments:
           Taxable                                                                 824           702
           Exempt from federal income taxes                                        519           566
    Interest on federal funds sold and other                                        16            23
                                                                              --------      --------
                  Total interest income                                          2,569         2,456
                                                                              --------      --------

Interest Expense - deposits                                                      1,036         1,053
                                                                              --------      --------

                Net interest income                                              1,533         1,403

Provision for loan losses                                                            -            15
                                                                              --------      --------

                Net interest income after provision for loan losses              1,533         1,388
                                                                              --------      --------

Other income:
    Service charges on deposit accounts                                             42            41
    Other service charges and fees                                                  14            12
    Other income                                                                     9             5
                                                                              --------      --------
                  Total other income                                                65            58
                                                                              --------      --------

Other expenses:
    Salaries and employee benefits                                                 313           279
    Occupancy                                                                       30            32
    Furniture and equipment                                                         49            39
    Pennsylvania shares tax                                                         42            81
    Other expenses                                                                 148           128
                                                                              --------      --------
                  Total other expenses                                             582           559
                                                                              --------      --------

                  Income before income taxes                                     1,016           887

Income tax expense                                                                 178           123
                                                                              --------      --------
                  Net income                                                  $    838      $    764
                                                                              ========      ========
Per share data:
    Earnings per share, basic                                                 $   4.25      $   3.88
                                                                              ========      ========
    Weighted average common shares outstanding                                 197,091       197,091
                                                                              ========      ========
    Cash dividends declared per share                                         $   2.00      $      -
                                                                              ========      ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                           Accumulated
                                                                   Additional                 Other                   Total
                                                         Common     Paid-In     Retained  Comprehensive  Treasury  Stockholders'
Dollars in thousands                                      Stock     Capital     Earnings  Income (Loss)    Stock      Equity
                                                       ----------  ----------   --------  -------------  --------  -------------
Balance, December 31, 2003                             $      200  $      690   $ 34,853  $        (126) $   (562) $      35,055
    Comprehensive Income:
       Net income                                               -           -        764              -         -            764
       Change in unrealized net gains on
           securities available for sale, net of tax            -           -          -            238         -            238
                                                                                                                   -------------
          Total comprehensive income                                                                                       1,002
                                                                                                                   -------------

                                                       ----------  ----------   --------  -------------  --------  -------------
Balance, March 31, 2004                                $      200  $      690   $ 35,617  $         112  $   (562) $      36,057
                                                       ==========  ==========   ========  =============  ========  =============

                                                                                          Accumulated
                                                                   Additional                 Other                    Total
                                                         Common     Paid-In     Retained  Comprehensive  Treasury  Stockholders'
Dollars in thousands                                      Stock     Capital     Earnings     Loss          Stock      Equity
                                                       ----------  ----------   --------  -------------  --------  -------------
Balance, December 31, 2004                             $      200  $      690   $ 37,319  $        (331) $   (562) $      37,316
    Comprehensive Income:
       Net income                                               -           -        838              -         -            838
       Change in unrealized net losses on
           securities available for sale, net of tax            -           -          -           (323)        -           (323)
                                                                                                                   -------------
          Total comprehensive income                                                                                         515
                                                                                                                   -------------
    Cash dividends declared on common
          stock, $2.00 per share                                -           -       (394)             -         -           (394)
                                                       ----------  ----------   --------  -------------  --------  -------------
Balance, March 31, 2005                                $      200  $      690   $ 37,763  $        (654) $   (562) $      37,437
                                                       ==========  ==========   ========  =============  ========  =============

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Three months ended March 31,                                     2005           2004
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $      838     $      764
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                  35             32
        Provision for loan losses                                      -             15
        Net amortization of securities                                56             23
        Change in assets and liabilities:
           (Increase) decrease in:
                    Accrued interest receivable                     (143)          (147)
                    Income taxes receivable                           (6)            74
                    Other assets                                    (263)          (255)
            Increase (decrease) in:
                    Other liabilities                                (53)           (39)
                                                              ----------     ----------
             Net cash provided by operating activities               464            467
                                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing deposits
         with banks                                                   13            (10)
    Net (increase) decrease in federal funds sold                    (96)         4,073
    Purchase of securities available for sale                     (2,501)       (10,354)
    Proceeds from maturities/calls of securities available
        for sale                                                   2,168          1,229
    Purchase of securities held to maturity                       (1,143)        (4,669)
    Proceeds from maturities/calls of securities held to
        maturity                                                   1,232          4,006
    Net (increase) decrease in loans                                (694)           154
    Purchases of premises and equipment                             (127)            (4)
    Proceeds from sale of foreclosed real estate                       -              1
                                                              ----------     ----------
         Net cash used in investing activities                    (1,148)        (5,574)
                                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                          74          5,177
                                                              ----------     ----------
        Net cash provided by financing activities                     74          5,177
                                                              ----------     ----------

         Increase (decrease) in cash and cash equivalents           (610)            70

Cash and cash equivalents:
    Beginning                                                      4,076          4,806
                                                              ----------     ----------
    Ending                                                    $    3,466     $    4,876
                                                              ==========     ==========

Supplementary Cash Flows Information
    Interest Paid                                             $    1,051     $    1,108
                                                              ==========     ==========

    Income Taxes Paid                                         $      176     $      334
                                                              ==========     ==========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with notes to the financial statements contained in the 2004 Annual Report to Stockholders.

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

For further information, refer to the financial statements and footnotes thereto included in the 2004 Annual Report to Stockholders.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2005 and 2004 are as follows:

                                           Three Months Ended
                                                March 31,
                                            2005         2004
                                          --------     --------
                                             (In Thousands)
Unrealized holding gains (losses) on
   available for sale securities          $   (489)    $    361

Tax effect                                     166         (123)
                                          --------     --------
Other comprehensive income (loss),
   net of tax                             $   (323)    $    238
                                          ========     ========

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $464,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies are included in
Note 1 to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 11 under the paragraph titled "Provision for Loan Losses" and on page 13 under the paragraphs titled "Loan and Asset Quality and Allowance for Loan Losses".

OVERVIEW

Net income for the first quarter of 2005 increased 9.7% to $838,000 as compared to $764,000 for the first quarter of 2004 and total revenues increased by $120,000 from $2.514 million to $2.634 million for the quarter. Net income per common share increased 9.5% to $4.25 per share from $3.88 per share in the first quarter a year ago. At March 31, 2005, the Corporation had total assets of $210 million, total loans of $77 million, and total deposits of $172 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $202.7 million for the first quarter of 2005 as compared to $192.7 million for the same period in 2004. The yield on earning assets for the first quarter of 2005 was 5.1%, this yield remained constant over the comparable period in 2004. Interest-bearing liabilities increased from $152.5 million during the first quarter of 2004 to $157 million during the first quarter of 2005. Growth in average interest bearing liabilities was the result of an increase in time deposits of $6.1 million, offset by a decrease in interest bearing demand deposits and savings deposits of $348,000 and $1.3 million, respectively. Certificate of Deposit account growth was attributed to the Banks favorable interest rate structure in their market place.

The average rate paid on interest-bearing liabilities was 2.6% for the first quarter of 2005 and 2.8% for the first quarter of 2004, a decrease of 20 basis points. This was the result of different maturity mixes in 2005 over 2004. The decline in the average interest rate on Certificates of Deposit greater than $100,000 has impacted the Bank's cost of funds for the first quarter of 2005.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities and Federal Funds Sold. Liabilities used to fund such assets include deposits and borrowed funds. The Corporation had no borrowed funds in the periods presented. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs.

Interest income increased by $113,000, or 4.6% over the first quarter of 2004. This slight increase in interest income is attributed to the growth of the Bank's loan and securities portfolios. Interest expense for the first quarter of 2005 decreased by $17,000, or 1.6%, compared to the first quarter of 2004. The decrease was due to the general decline in rates being offered and paid on interest bearing deposits, mainly certificates of deposit.

Net interest income increased by $130,000 or 9.3% to $1.533 million as compared to $1.403 million for the first quarter of 2004, due to a higher growth of interest-earning assets than interest-bearing liabilities.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2005 was 3.0% compared to 2.9% for the first quarter of 2004. During the first quarter of 2005, yields on earning assets remained constant at 5.1%, interest bearing deposits decreased to 2.6%, as compared to 2.8%, for the first quarter of 2004.

Provision for Loan Losses

Based on historical and projected loss trends, no provision for loan losses was made for the first quarter of 2005. During the first quarter of 2004, the provision for loan losses was $15,000. For the first quarter of 2005, management concluded that the allowance for loan losses had an adequate balance to justify no provision for this quarter.

Non-interest Income

Non-interest income for the first quarter of 2005 increased by $7,000, or 12.1% from the same period in 2004. The increase was attributable to an increase in fee income derived from the sale of loan related insurance, ATM fees, and Visa/MasterCard fees.

Non-interest Expense

For the first quarter of 2005, non-interest expenses increased by $23,000, or 4.1%, to $582,000, compared to $559,000 over the same period in 2004. Increases in employee costs, operational expenses and other miscellaneous expenses attributed to the rise in non-interest expense.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $34,000, or 12.1%, for the first quarter of 2005. This increase is consistent with general wage and benefit increases as well as increases in staff levels necessary to handle the Corporation's growth from the first quarter of 2004 to the first quarter of 2005.

Occupancy and furniture and equipment expenses increased by $8,000 or 11.3% over the first quarter of 2004. This increase was the result of purchasing additional office equipment during the first quarter of 2005.

Pennsylvania Shares Tax for the first quarter of 2005 decreased by $39,000 or 48.1% as compared to the first quarter of 2004. The majority of this decrease is related to a tax credit issued as the result of a $50,000 donation expense made to Northern Lehigh School District Educational Foundation in the first quarter of 2005. This donation is included in other expenses on the income statement.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equal non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.0% for the three months ended March 31, 2005, unchanged from March 31, 2004. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2005, the operating efficiency ratio was 36.4% compared to 38.3% for the similar period in 2004.

Provision for Federal Income Taxes

The provision for federal income taxes was $178,000 for the first quarter of 2005 compared to $123,000 for the same period in 2004. The effective tax rate, which is the ratio of income tax expense to income before income taxes was 17.5% for the first three months of 2005 and 13.9% for the same period in 2004. The increase in the effective tax rate is due to higher pre-tax income with lower tax-exempt income.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2005 was 1.60% an increase of 7 basis points from the first quarter of 2004.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2005 increased to 9.0% from 8.6% in 2004, an increase of 40 basis points, due to the increase in net income for the first quarter of 2005 over the first quarter of 2004.

FINANCIAL CONDITION

Securities

Securities available for sale decreased $210,000 to $43.9 million as of March 31, 2005, from $44.1 million on December 31, 2004.

The securities available-for-sale portfolio had an unrealized loss of $654,000, net of taxes at the end of the first quarter of 2005, due to increasing interest rates during the first quarter of 2005. As the Corporation has the intent and ability to hold these securities until maturity or market price recovery, no securities are deemed to be other than temporarily impaired.

The weighted average life of the combined securities portfolio was approximately 11 years at March 31, 2005 with a weighted yield of 5.24% as compared to 4.45% for the same period in 2004.

NET LOANS RECEIVABLE

During the first three months of 2005, net loans receivable increased by $694,000 from $76.3 million at December 31, 2004, to $77 million on March 31, 2005. Net loans receivable represented 44.8% of total deposits and 36.6% of total assets at March 31, 2005, as compared to 44.5% and 36.4%, respectively, at December 31, 2004.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

There were no non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2005. There was no foreclosed real estate held by the Corporation as of March 31, 2005 and December 31, 2004.

The following summary table presents information regarding non-performing loans and assets as of March 31, 2005 and December 31, 2004.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                                 March 31,   December 31,
                                                   2005          2004
Nonaccrual Loans:
Commercial                                       $       -     $      -
Consumer                                                 -            -
Real Estate:
        Construction                                     -            -
        Mortgage                                         -          126
                                                 ---------     --------
            Total nonaccrual                             -          126
Restructured loans                                       -            -
                                                 ---------     --------
            Total nonperforming loans                    -          126
Foreclosed real estate                                   -            -
                                                 ---------     --------
             Total nonperforming assets                  -          126
Loans past due 90 days or more                          47           63
                                                 ---------     --------
             Total nonperforming assets and
                loans past due 90 days or more   $      47     $    189
                                                 =========     ========
Nonperforming loans to total loans                    0.00%        0.25%
Nonperforming assets to total assets                  0.00%        0.09%

      The following table sets forth the corporation's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                               Three Months   Three Months
                                                  Ending         Ending
                                                 March 31,      March 31,
                                                   2005           2004
Balance at beginning of period                  $      663     $      637
Provisions charged to operating expenses                 -             15
Recoveries of loans previously charged-off
      Commercial                                         -              -
      Consumer                                           5              -
      Real Estate                                        -              -
                                                ----------     ----------
Total Recoveries                                         5              -
Loans Charged Off:
      Commercial                                         -              -
      Consumer                                          (5)           (12)
      Real Estate                                        -              -
                                                ----------     ----------
Total Charged-off                                       (5)           (12)
Net Charge-offs                                          -            (12)
                                                ----------     ----------
Balance at end of period                        $      663     $      640
                                                ==========     ==========
Net charge-offs as a percentage of
   average loans outstanding                          0.00%          0.02%
Allowance for loan losses as a percentage of
   period-end loans                                   0.85%          0.91%

DEPOSITS

Total deposits at March 31, 2005, were $171.7 million, up $74,000, or .04%, over total deposits of $171.7 million at December 31, 2004. The average balances for the first three months of 2005 and 2004 are presented in the following table:

                                 Three Months Ended March 31,
                                  2005                 2004
                          Average    Average    Average    Average
                          Balance      Rate     Balance      Rate
                         ---------   -------   ---------   -------
Demand Deposits:
   Noninterest-bearing   $  14,929             $  12,579
   Interest-bearing          8,538      .80%       8,799      .59%
Savings                     65,148     1.49%      67,713     1.80%
Time deposits:
   <$100,000                56,171     3.72%      54,097     3.62%
   >$100,000                27,346     3.85%      21,933     4.49%
                         ---------             ---------

Total Deposits           $ 172,132             $ 165,121
                         =========             =========

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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 31, 2005, the Corporation's simulation model indicates net interest income would increase 2.7% within the first year if rates increased as described above. The model projects that net interest income would decrease by 3.3% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at March 31, 2005 totaled $7.8 million. This consisted of $2.5 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.7 million in home equity lines of credit, $464,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At March 31, 2005, stockholders' equity totaled $37.4 million, up 0.3% over stockholders' equity of $37.3 million at December 31, 2004. The increase in stockholders' equity for the three months ended March 31, 2005 included a $323,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, stockholders' equity changed by an increase of $444,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                        To Be Well
                                                                        Capitalized
                                                       For Capital     Under Prompt
                             March 31   December 31,    Adequacy     Corrective Action
                               2005         2004        Purposes        Provision
                             --------   ------------   -----------   -----------------
Risk-Based Capital Ratios:

     Tier 1 Capital            40.6%        40.4%          4.0%             6.0%

     Total Capital             41.4%        41.2%          8.0%            10.0%

      Leveraged Capital        18.2%        18.0%          4.0%             5.0%

At March 31, 2005,the capital levels of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2004. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of March 31, 2005, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                   NEFFS BANCORP, INC.

Date: 05/12/05                    /s/ John J. Remaley
                                  --------------------------------
                                  John J. Remaley, President