Form 10-Q
period 2005-06-30
NEFFS BANCORP INC
filed 2005-08-09
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2005
                                            --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 000-32605
                                            ---------


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


              5629 PA Route 873, P.O. Box 10, Neffs, PA l80 65-0010
         --------------------------------------------------------------
                    (Address of principal executive offices)

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

                        Yes             No     X
                             -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of 6/30/05, 197,091 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         June 30, 2005 and December 31, 2004.................................3

         Consolidated Statements of Income (Unaudited) Three months ended June 30, 2005 and June 30, 2004

         Six months ended June 30, 2005 and June 30, 2004....................4

         Consolidated Statements of Stockholders' Equity (Unaudited)
         Six months ended June 30, 2005 and June 30, 2004....................5

         Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2005 and June 30, 2004....................6

         Notes to the Interim Consolidated Financial Statements (Unaudited)..7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........19

Item 4.  Controls and Procedures............................................19

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........20

Item 3.  Defaults Upon Senior Securities....................................20

Item 4.  Submission of Matters to a Vote of Security Holders................20

Item 5.  Other Information..................................................21

Item 6.  Exhibits...........................................................21

SIGNATURES..................................................................22

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                              June 30,     December 31,
Dollars in thousands, except share data                                         2005           2004
                                                                            ---------      -----------
                                     ASSETS

Cash and due from banks                                                     $   3,428      $   4,076
Interest bearing deposits with banks                                               10             23
Interest bearing time deposit                                                     100             --
Federal funds sold                                                              2,864          1,778
Securities available for sale                                                  44,110         44,148
Securities held to maturity, fair value
   $77,045 in 2005;$81,416 in 2004                                             78,618         79,319

Loans                                                                          79,095         76,978
   Less allowance for loan losses                                                (662)          (663)
                                                                            ---------      ---------
                    Net loans                                                  78,433         76,315
                                                                            ---------      ---------

Premises and equipment, net                                                     2,589          2,308
Other assets                                                                    2,110          1,836
                                                                            ---------      ---------
                    Total assets                                            $ 212,262      $ 209,803
                                                                            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
          Non-interest bearing                                              $  16,149      $  14,182
           Interest bearing                                                   156,708        157,470
                                                                            ---------      ---------
                     Total deposits                                           172,857        171,652
     Other liabilities                                                            849            835
                                                                            ---------      ---------
                     Total liabilities                                        173,706        172,487
                                                                            ---------      ---------

Stockholders' Equity:
    Common stock, $1 par value, authorized 2,500,000 shares;
           issued 200,000 shares; outstanding 197,091 shares                      200            200
     Paid-in capital                                                              690            690
     Retained earnings                                                         38,532         37,319
     Accumulated other comprehensive loss                                        (304)          (331)
     Treasury stock, at cost 2,909 shares                                        (562)          (562)
                                                                            ---------      ---------
                     Total stockholders' equity                                38,556         37,316
                                                                            ---------      ---------
                     Total liabilities and stockholders' equity             $ 212,262      $ 209,803
                                                                            =========      =========


See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended         Six Months Ended
Dollars in thousands, except per share data                        June 30,                June 30,
                                                              2005         2004         2005         2004
                                                            --------     --------     --------     --------
Interest income:
    Interest and fees on loans                              $  1,238     $  1,194     $  2,448     $  2,359
    Interest and dividends on investments:
           Taxable                                               829          766        1,653        1,468
           Exempt from federal income taxes                      515          541        1,034        1,107
    Interest on federal funds sold and other                      18           10           34           33
                                                            --------     --------     --------     --------
                    Total interest income                      2,600        2,511        5,169        4,967
                                                            --------     --------     --------     --------

Interest Expense:
    Interest on deposits                                       1,108          996        2,144        2,049
                                                            --------     --------     --------     --------
                    Total interest expense                     1,108          996        2,144        2,049
                                                            --------     --------     --------     --------
                    Net interest income                        1,492        1,515        3,025        2,918
                                                            --------     --------     --------     --------
Provision for loan losses                                         --           15           --           30
                                                            --------     --------     --------     --------
                    Net interest income after provision
                            for loan losses                    1,492        1,500        3,025        2,888
Other income:
    Service charges on deposit accounts                           41           40           83           81
    Other service charges and fees                                22           18           36           30
    Other income                                                   7            7           16           12
                                                            --------     --------     --------     --------
                    Total other income                            70           65          135          123
                                                            --------     --------     --------     --------

Other expenses:
    Salaries and employee benefits                               311          272          624          551
    Occupancy                                                     41           37           71           69
    Furniture and equipment                                       50           39           99           78
    Pennsylvania shares tax                                       90           81          132          162
    Other expenses                                               162          218          310          346
                                                            --------     --------     --------     --------
                    Total other expenses                         654          647        1,236        1,206
                                                            --------     --------     --------     --------

                    Income before income taxes                   908          918        1,924        1,805
Income tax expense                                               139          142          317          265
                                                            --------     --------     --------     --------
                    Net income                              $    769     $    776     $  1,607     $  1,540
                                                            ========     ========     ========     ========

Per share data:
    Earnings per share, basic                               $   3.90     $   3.94     $   8.15     $   7.81
                                                            ========     ========     ========     ========
    Weighted average common shares outstanding               197,091      197,091      197,091      197,091
                                                            ========     ========     ========     ========
    Cash dividends declared per share                       $   2.00     $   1.75     $   2.00     $   1.75
                                                            ========     ========     ========     ========


See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other                      Total
                                                          Common    Paid-In    Retained    Comprehensive  Treasury   Stockholders'
Dollars in thousands                                       Stock     Capital    Earnings        Loss         Stock       Equity
                                                         ------------------------------------------------------------------------
Balance, December 31, 2003                               $    200   $    690   $ 34,853      $   (126)     $   (562)     $ 35,055
                                                                                                                         --------
    Comprehensive Income:
       Net income                                              --         --      1,540            --            --         1,540
       Change in unrealized net losses on
           securities available for sale, net of tax                                             (572)                       (572)
                                                                                                                         --------
          Total comprehensive income                                                                                          968
                                                                                                                         --------
    Cash dividends declared on common
          stock, $1.75 per share                               --         --       (345)           --            --          (345)
                                                         ------------------------------------------------------------------------
Balance, June 30, 2004                                   $    200   $    690   $ 36,048      $   (698)     $   (562)     $ 35,678
                                                         ========================================================================

                                                                                           Accumulated
                                                                                              Other                      Total
                                                          Common     Paid-In    Retained    Comprehensive  Treasury   Stockholders'
Dollars in thousands                                       Stock     Capital    Earnings        Loss         Stock       Equity
                                                         ------------------------------------------------------------------------
Balance, December 31, 2004                               $    200   $    690     $ 37,319      $   (331)   $   (562)     $ 37,316
    Comprehensive Income:
       Net income                                              --         --        1,607            --          --         1,607
       Change in unrealized net losses on
           securities available for sale, net of tax                                                 27                        27
                                                                                                                          --------
          Total comprehensive income                                                                                        1,634
                                                                                                                          --------
    Cash dividends declared on common
          stock, $2.00 per share                               --          --         (394)           --          --         (394)
                                                         ------------------------------------------------------------------------
Balance, June 30, 2005                                   $    200    $    690     $ 38,532      $   (304)   $   (562)     $ 38,556
                                                         ========================================================================


See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands

Six Months Ended June 30,                                        2005          2004
                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $  1,607      $  1,540
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                 95            63
        Provision for loan losses                                    --            30
        Net amortization of securities                              116            84
        Change in assets and liabilities:
           (Increase) decrease in:
                    Accrued interest receivable                     (37)          (46)
                    Income taxes receivable                         (71)           12
                    Other assets                                   (180)         (143)
          Increase (decrease) in:
                    Other liabilities                                14           (85)
                                                               --------      --------
          Net cash provided by operating activities               1,544         1,455
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest bearing deposits
         with banks                                                  13            20
    Increase in interest bearing time deposits                     (100)           --
    Net (increase) decrease in federal funds sold                (1,086)        6,212
    Purchase of securities available for sale                    (4,532)      (16,220)
    Proceeds from maturities/calls of securities available
         for sale                                                 4,501         3,609
    Purchase of securities held to maturity                      (1,143)       (6,165)
    Proceeds from maturities/calls of securities held to
        maturity                                                  1,838         6,753
    Net increase  in loans                                       (2,118)       (2,136)
    Purchases of premises and equipment                            (376)           (6)
    Proceeds from sale of foreclosed real estate                     --            10
                                                               --------      --------
         Net cash used in investing activities                   (3,003)       (7,923)
                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                      1,205         6,966
    Dividends paid                                                 (394)         (345)
                                                               --------      --------
        Net cash provided by financing activities                   811         6,621
                                                               --------      --------

         Increase (decrease) in cash and cash equivalents          (648)          153

Cash and cash equivalents:
    Beginning                                                     4,076         4,806
                                                               --------      --------
    Ending                                                     $  3,428      $  4,959
                                                               ========      ========

Supplementary Cash Flows Information
    Interest Paid                                              $  2,105      $  2,127
                                                               ========      ========
    Income Taxes Paid                                          $    381      $    585
                                                               ========      ========


See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2005. These statements should be read in conjunction with notes to the financial statements contained in the 2004 Annual Report to Stockholders.

For further information, refer to the financial statements and footnotes thereto included in the Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2004.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 3.  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six months and three months ended June 30, 2005 and 2004 are as follows:

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                         2005        2004      2005      2004
                                         ----        ----      ----      ----
                                                   (In Thousands)
Unrealized holding gains (losses) on     $530     $(1,128)     $41     $(867)
   available for sale securities

Tax effect                               (180)        418      (14)      295
                                         ----         ---      ---       ---
Other comprehensive income (loss), net
of tax                                   $350       $(810)     $27     $(572)
                                         ====       =====      ===     =====

NOTE 4.  EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5.  GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $392,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

NOTE 6.  NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our consolidated financial statements.

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's consolidated financial statements.

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

OVERVIEW

Net income for the second quarter of 2005 decreased .9% to $769,000 as compared to $776,000 for the second quarter of 2004 and total revenues increased 3.6% from $2.576 million to $2.670 million for the quarter. Net income per common share decreased 1.0% to $3.90 per share from $3.94 per share in the second quarter a year ago. At June 30, 2005, the Corporation had total assets of $212 million, total loans of $79.1 million, and total deposits of $172.9 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $204.3 million for the second quarter of 2005 as compared to $197.1 million for the same period in 2004. The yield on earning assets for the second quarter of 2005 remained constant at 5.1% over the same period last year. The growth in interest earning assets was mainly the result of an increase of $7 million in average total loans. Average interest-bearing liabilities increased from $155.9 million during the second quarter of 2004 to $157.2 million during the second quarter of 2005. Growth in average interest bearing liabilities was the result of an increase in time deposits of $8.1 million offset by decreases in demand deposits and savings deposits of $700,000 and $6.2 million, respectively. The decline in demand deposits and savings deposits was offset by growth in time deposits due to the favorable interest rate structure for this product.

The average rate paid on interest-bearing liabilities was 2.8% for the second quarter of 2005 and 2.6% for the second quarter of 2004, an increase of 20 basis points. This was the result of the increasing interest rate environment that was experienced during much of 2004 and into 2005.

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

Interest income increased by $89,000, or 3.5% over the second quarter of 2004. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the second quarter of 2005 increased by $112,000, or 11.2%, compared to the second quarter of

2004. The increase was due to the increase in rates being offered and paid on interest bearing deposits, mainly certificates of deposits.

Net interest income decreased by $23,000 or 1.5% over the second quarter of 2004. As marketplace rates started to increase on loans and securities, the Corporation slightly raised the rates being offered on interest bearing deposit accounts. Net income for the second quarter of 2005 was to some extent affected by those increasing rate adjustments.

For the six months ended June 30, 2005, interest income increased by $202,000 or 4.1%, over the same period in 2004. The increase for the first six months was mostly related to the increasing interest rates being offered on loan products. Interest earning assets for the first six months of 2005 averaged $203.5 million versus $194.9 million for the comparable period in 2004. The yield on those assets remained constant at 5.1% for the first six months of 2005 as compared to the first six months of 2004.

Interest expense for the first six months of 2005 increased $95,000 or 4.6% as compared to the fist six months of 2004. The level of average interest-bearing liabilities increased from $154.2 million for the first half of 2004 to $157.1 million for the first six months of 2005. The average rate paid for the first half of 2005 was 2.7%, this rate remained unchanged as compared to the first half of 2004.

Net interest income for the first six months of 2005 increased by $107,000 or 3.7% over the same period in 2004. The company's net interest margin remained stable at 3.0% from the same period last year.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the second quarter of 2005 was 2.9%, which is slightly lower than the 3.1% recorded for the same period in 2004. During the second quarter of 2005, yields on earning assets stayed unchanged at 5.1%, yields on interest bearing deposits increased to 2.8%, as compared to 2.6%, for the second quarter of 2004.

Provision for Loan Losses

Based on historical and projected loss trends, no provision for loan losses was made for the second quarter of 2005. During the second quarter of 2004, the provision for loan losses was $15,000. For the second quarter of 2005, management concluded that the allowance for loan losses had an adequate balance to justify no provision for this quarter.

For six months ending June 30, 2005, there was no provision for loan losses as compared to the $30,000 provision for the six months ending June 30, 2004. Based on historical and projected loss trends, management concluded that the allowance for loan loss had an adequate balance to justify no provision for the first six months of 2005.

Non-interest Income

Non-interest income for the second quarter of 2005 increased by $5,000, or 7.7% from the same period in 2004. Non-interest income for the first six months of 2005 increased by $12,000 or 9.8% from the same period in 2004. The increase was attributable to increases in fee income derived from the sale of loan related insurance and ATM fees.

Non-interest Expense

For the second quarter of 2005, non-interest expenses increased by $7,000, or 1.1%, to $654,000, compared to $647,000 over the same period in 2004. This increase is primarily the result of an increase in salaries and employee benefits offset by a decrease in miscellaneous expenses.

Salary expenses and employee benefits, which represent the largest component, 47.6%, of non-interest expenses, increased by $39,000, or 14.3%, for the second quarter of 2005. This increase is the result of increases in health insurance costs and the hiring of additional personnel to meet the demands of business growth.

Occupancy expense for the second quarter of 2005 increased by $4,000 or 10.8% as compared to the second quarter of 2004. This increase is mostly the result of repairs and maintenance made to the main building.

Furniture and equipment expenses for the second quarter of 2005 increased by $11,000 or 28.2% as compared to the second quarter of 2004. This increase is due to increased depreciation expense on equipment additions.

Other expenses decreased by $56,000 or 25.7% throughout the second quarter of 2005 as compared to the second quarter of 2004. This decrease is mostly related to a $50,000 donation made to Northern Lehigh School District Educational Foundation during the second quarter of 2004. The bank received a 90% or $45,000 state tax credit to offset this donation. A similar donation was made in the first quarter of 2005.

For the first six months of 2005, non-interest expense increased by $30,000 or 2.5% over the same period in 2004.

Salary expenses and employee benefits, which represents the largest component, 50.5%, of non-interest expenses, increased by $73,000 or 13.3%, over the first six months of 2004. The increase was due to normal salary adjustments, hiring of additional staff, and increases in health insurance premiums.

Occupancy and furniture and equipment expenses for the first six months of 2005 increased by $23,000 or 15.7% as compared to the first six month of 2005. This increase was mostly the result of increased depreciation expense on equipment additions and repairs and maintenance performed on the main building.

Net other expenses decreased by $36,000 or 10.4% for the first six months ended June 30, 2005 over the first half of 2004. This decreases in net other expenses is due to decreases in various categories.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.11% for the three months ended June 30, 2005, slightly lower than 1.13% for the three months ended June 30, 2004. It was 1.06% for the first six months of 2005, which remained unchanged from the same period one year ago.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2005, the operating efficiency ratio was 41.9%, which remained constant from the same period in 2004. For the six months ended June 30, 2005, this ratio was 39.1% compared to 39.7% for the six months ended June 30, 2004.

Provision for Federal Income Taxes

The provision for federal income taxes was $139,000 for the second quarter of 2005, as compared to $142,000 for the same period in 2004. For six months ended June 30, the provision was $317,000 and $265,000 for 2005 and 2004, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 15.3% for the second quarter of 2005 and 15.5% for the second quarter of 2004. The effective tax rate for the first six months of 2005 and 2004 were 16.5% and 14.7%, respectively. The effective tax rate is lower than the statutory rate of 34% due to tax-exempt interest income on securities and loans.

Net Income

Net income for the second quarter of 2005 was $769,000, a decrease of $7,000 or ..9% over the $776,000 recorded in the second quarter of 2004.

Net income for the first six months of 2005 increased by $67,000 or 4.4% as compared to June 30, 2004. This was mainly due to a favorable interest rate climate and growth in higher yielding securities.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the second quarter of 2005 remained constant 1.5% as compared to the second quarter of 2004. The ROA for the first six months of 2005 also remained constant at 1.5% as compared to the same period in 2004.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2005 was 8.1% as compared to 8.7% for the second quarter of 2004. The ROE for the first six months of 2005 was 8.6% as compared to 8.6% for the same period of 2004.

FINANCIAL CONDITION

Securities

During the first six months of 2005 securities available for sale remained relatively unchanged at $44.1 million as compared to December 31, 2004. Securities held to maturity decreased slightly from $79.3 million to $78.6 million

Federal funds sold increased by $1.1 million from $1.8 million to $2.9 million during the first six months of 2005 from December 31, 2004. Total securities and federal funds sold aggregated $125.6 million at June 30, 2005, and represented 59.2% of total assets.

The average yield on the combined securities portfolio for the first six months of 2005 was 5.1% as compared to 4.4% for the similar period of 2004. For the second quarter of 2005, the average yield on the combined securities portfolio was 5.1% as compared to 4.3% for the same period in 2004.

The weighted average life of the combined securities portfolio was approximately 9 years at June 30, 2005 with a weighted yield of 5.2% as compared to 4.3% for the same period in 2004.

Net Loans Receivable

During the first six months of 2005 net loans receivable increased by $2.1 million or 2.8% from $76.3 million at December 31, 2004, to $78.4 million on June 30, 2005. Loans receivable represented 45.8% of total deposits and 37.3% of total assets at June 30, 2005, as compared to 44.9% and 36.7%, respectively, at December 31, 2004.

Loan and Asset Quality and Allowance for Loan Losses

There were no non-performing assets (non-performing loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at June 30,2005. There was no foreclosed real estate held by the Corporation as of June 30, 2005 and December 31, 2004.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2005 and December 3l, 2004.

                         Nonperforming Loans and Assets
                             (Dollars in Thousands)

                                                   June 30,  December 31,
                                                     2005        2004
Nonaccrual Loans:
Commercial                                         $     --      $ --
Consumer                                                 --        --
Real Estate:
        Construction                                     --        --
        Mortgage                                         --       126
                                                   --------      ----
            Total nonaccrual                             --       126
Restructured loans                                       --        --
                                                   --------      ----
            Total nonperforming loans                    --       126
Foreclosed real estate                                   --        --
                                                   --------      ----
             Total nonperforming assets                  --       126
Loans past due 90 days or more                           60        63
                                                   --------      ----
             Total nonperforming assets and
                loans past due 90 days or more     $     60      $189
                                                   ========      ====
Nonperforming loans to total loans                     0.00%     0.25%
Nonperforming assets to total assets                   0.00%     0.09%


The following table sets forth the corporation's provision and allowance for loan losses.

                            Allowance for Loan Losses
                             (Dollars in Thousands)

                                               Six Months  Six Months
                                                 Ending      Ending
                                                June 30,    June 30,
                                                  2005        2004
Balance at beginning of period                   $ 663       $ 637
Provision for loan losses                           --          30
Recoveries of loans previously charged-off
      Commercial                                    --          --
      Consumer                                       6          --
      Real Estate                                   --          --
                                                 -----       -----
Total Recoveries                                     6          --
Loans Charged Off:
      Commercial                                    --          --
      Consumer                                      (7)         (4)
      Real Estate                                   --          --
                                                 -----       -----
Total Charged-off                                   (7)         (4)
                                                 -----       -----
Net Charge-offs                                     (1)         (4)
                                                 -----       -----
Balance at end of period                         $ 662       $ 663
                                                 =====       =====
Net charge-offs as a percentage of
   average loans outstanding                      0.00%       0.00%
Allowance for loan losses as a percentage of
   period-end loans                               0.84%       0.91%

Deposits

Total deposits at June 30, 2005, were $172.9 million, up $1.2 million, or .7%, over total deposits of $171.7 million at December 3l, 2004. The average balances for the first six months of 2005 and 2004 are presented in the following table:

                                         Six Months Ended June 30,
                                          (Dollars in thousands)

                                        2005                           2004
                             Average            Average      Average          Average
                             Balance              Rate       Balance           Rate
                             -------              ----       -------           ----
Demand Deposits:
   Noninterest-bearing      $ 15,136                        $ 13,269
   Interest-bearing            8,485              .90%         8,788              .60%
Savings                       65,088             1.57%        68,280             1.64%
Time deposits:
   <$100,00                   56,593             3.68%        54,168             3.56%
   >$100,00                   26,973             4.11%        22,358             4.42%
                            --------                        --------
Total Deposits              $172,275                        $166,863
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2005, the Corporation's simulation model indicates net interest income would increase 2.5% within the first year if rates increased as described above. The model projects that net interest income would decrease by 4.6% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

Off-Balance Sheet Arrangements

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at June 30, 2005 totaled $8.127 million. This consisted of $1.970 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.664 million in home equity lines of credit, $392,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy

At June 30, 2005, stockholders' equity totaled $38.6 million, up 3.3% over stockholders' equity of $37.3 million at December 31, 2004. The increase in stockholders' equity for the six months ended June 30, 2005 included a $27,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, gross stockholders' equity changed by an increase of $1,213,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                                  For
                                                                Capital
                                June 30,     December 31,       Adequacy
                                  2005           2004           Purposes
                                ----------------------------------------
Risk-Based Capital Ratios:

     Tier 1 Capital              40.92%         40.4%            4.00%

     Total Capital               41.62%         41.2%           8.00%

     Leveraged Capital           18.45%         18.0%           4.00%

The Bank's capital ratios are not materially different from that of the Corporation. At June 30, 2005, the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2004. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of June 30, 2005, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) An annual meeting of shareholders was held on May 11, 2005, at The NOVA Building, Coplay, PA.

b)    One matter was voted on at the May 11, 2005, meeting as follows:

                                                Term         Votes cast        Votes against
       Director's Re-elected                  Expires           for             or withheld*
       ---------------------                 ----------------------------------------------
      John J. Remaley                        April, 2008      154,724              2,499
      Herman P. Snyder                       April, 2008      154,088              3,135

*  Includes broker nonvotes.

Directors whose term continued after the meeting:                  Term Expires
-------------------------------------------------                  ------------

   John F. Simock                                                  April, 2006
   Mary Ann Wagner                                                 April, 2006
   Robert B. Heintzelman                                           April, 2007
   Kevin A. Schmidt                                                April, 2007

ITEM 5.  OTHER INFORMATION

      Not applicable

ITEM 6.  EXHIBITS

      3(i) Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3 (i) to the Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

      3(ii) Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the Commission on February 27, 2002.)

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

                                         NEFFS BANCORP, INC.

Date:  08/08/05                          /s/ John J. Remaley
                                         John J. Remaley, President