Form 10-Q
period 2005-09-30
NEFFS BANCORP INC
filed 2005-11-10
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 000-32605

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                       23-2400383
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                                 No.)

              5629 PA Route 873, P.O. Box 10, Neffs, PA l8065-0010
                    (Address of principal executive offices)

                                 (610) 767-3875
                           (Issuer's telephone number)

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

As of 9/30/05, 197,091 shares of common stock, par value of $1.00, were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Consolidated Statements of Financial Condition (Unaudited)
          September 30, 2005 and December 31, 2004.........................    3
          Consolidated Statements of Income (Unaudited)
          Three months ended September 30, 2005 and September 30, 2004
          Nine months ended September 30, 2005 and September 30, 2004......    4
          Consolidated Statements of Stockholders' Equity (Unaudited)
          Nine months ended September 30, 2005 and September 30, 2004......    5
          Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended September 30, 2005 and September 30, 2004......    6
          Notes to the Interim Consolidated Financial Statements
          (Unaudited)......................................................    7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   10
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......   20
Item 4.   Controls and Procedures..........................................   20

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................   21
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   21
Item 3.   Defaults Upon Senior Securities..................................   21
Item 4.   Submission of Matters to a Vote of Security Holders..............   21
Item 5.   Other Information................................................   21
Item 6.   Exhibits.........................................................   21
SIGNATURES.................................................................   23

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                               September 30,   December 31,
Dollars in thousands, except per share data                         2005           2004
-------------------------------------------                    -------------   ------------
                           ASSETS

Cash and due from banks                                          $  3,152        $  4,076
Interest bearing deposits with banks                                   13              23
Interest bearing time deposit                                         100              --
Federal funds sold                                                    922           1,778
Securities available for sale                                      44,169          44,148
Securities held to maturity, fair value
   $79,142 in 2005;$81,416 in 2004                                 78,121          79,319
Loans                                                              81,030          76,978
   Less allowance for loan losses                                    (659)           (663)
                                                                 --------        --------
         Net loans                                                 80,371          76,315
                                                                 --------        --------
Premises and equipment, net                                         2,550           2,308
Other assets                                                        2,341           1,836
                                                                 --------        --------
         Total assets                                            $211,739        $209,803
                                                                 ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits
      Non-interest bearing                                       $ 16,022        $ 14,182
      Interest bearing                                            155,916         157,470
                                                                 --------        --------
         Total deposits                                           171,938         171,652
   Other liabilities                                                1,257             835
                                                                 --------        --------
         Total liabilities                                        173,195         172,487
                                                                 --------        --------
Stockholders' Equity:
   Common stock, $1 par value, authorized 2,500,000 shares;
      issued 200,000 shares; outstanding 197,091 shares               200             200
   Paid-in capital                                                    690             690
   Retained earnings                                               38,877          37,319
   Accumulated other comprehensive loss                              (661)           (331)
   Treasury stock, at cost 2,909 shares                              (562)           (562)
                                                                 --------        --------
         Total stockholders' equity                                38,544          37,316
                                                                 --------        --------
         Total liabilities and stockholders' equity              $211,739        $209,803
                                                                 ========        ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                -------------------   -------------------
Dollars in thousands,except per share data        2005       2004       2005       2004
------------------------------------------      --------   --------   --------   --------
Interest income:
   Interest and fees on loans                   $  1,274   $  1,172   $  3,722   $  3,531
   Interest and dividends on investments:
      Taxable                                        833        805      2,486      2,273
      Exempt from federal income taxes               514        530      1,548      1,637
   Interest on federal funds sold and other           24         11         58         44
                                                --------   --------   --------   --------
         Total interest income                     2,645      2,518      7,814      7,485
                                                --------   --------   --------   --------
Interest Expense:
   Interest on deposits                            1,171      1,006      3,315      3,055
                                                --------   --------   --------   --------
         Total interest expense                    1,171      1,006      3,315      3,055
                                                --------   --------   --------   --------
         Net interest income                       1,474      1,512      4,499      4,430
Provision for loan losses                             --          6         --         36
                                                --------   --------   --------   --------
         Net interest income after provision
            for loan losses                        1,474      1,506      4,499      4,394
                                                --------   --------   --------   --------
Other income:
   Service charges on deposit accounts                42         49        125        130
   Other service charges and fees                     27         21         75         51
   Other income                                        3         --          7         12
                                                --------   --------   --------   --------
         Total other income                           72         70        207        193
                                                --------   --------   --------   --------
Other expenses:
   Salaries and employee benefits                    298        283        922        834
   Occupancy                                          51         52        122        121
   Furniture and equipment                            75         39        174        117
   Pennsylvania shares tax                            90         63        222        225
   Other expenses                                    166        129        476        475
                                                --------   --------   --------   --------
         Total other expenses                        680        566      1,916      1,772
                                                --------   --------   --------   --------
         Income before income taxes                  866      1,010      2,790      2,815
Income tax expense                                   127        178        444        443
                                                --------   --------   --------   --------
         Net income                             $    739   $    832   $  2,346   $  2,372
                                                ========   ========   ========   ========
Per share data:
   Earnings per share, basic                    $   3.75   $   4.22   $  11.90   $  12.03
                                                ========   ========   ========   ========
   Weighted average common shares outstanding    197,091    197,091    197,091    197,091
                                                ========   ========   ========   ========
   Cash dividends declared per share            $   2.00   $     --   $   4.00   $   1.75
                                                ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other                      Total
                                                        Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands, except per share data              Stock   Capital   Earnings        Loss         Stock        Equity
                                                        ------   -------   --------   -------------   --------   -------------
Balance, December 31, 2003                               $200      $690    $34,853        $(126)       $(562)       $35,055
                                                                                                                    -------
   Comprehensive Income:
      Net income                                           --        --      2,372           --           --          2,372
      Change in unrealized net losses
         on securities available for sale, net of tax                                       (97)                        (97)
                                                                                                                    -------
         Total comprehensive income                                                                                   2,275
                                                                                                                    -------
   Cash dividends declared on common
      stock, $1.75  per share                              --        --       (345)          --           --           (345)
                                                         ----      ----    -------        -----        -----        -------
Balance, September 30, 2004                              $200      $690    $36,880        $(223)       $(562)       $36,985
                                                         ====      ====    =======        =====        =====        =======

                                                                                      Accumulated
                                                                                         Other                      Total
                                                       Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands, except per share data             Stock   Capital   Earnings        Loss         Stock        Equity
                                                       ------   -------   --------   -------------   --------   -------------
Balance, December 31, 2004                              $200      $690    $37,319        $(331)       $(562)       $37,316
   Comprehensive Income:
      Net income                                          --        --      2,346           --           --          2,346
      Change in unrealized net losses
         on securities available for sale, net of tax                                     (330)                       (330)
                                                                                                                   -------
         Total comprehensive income                                                                                  2,016
                                                                                                                   -------
   Cash dividends declared on common
      stock, $4.00  per share                             --        --       (788)          --           --           (788)
                                                        ----      ----    -------        -----        -----        -------
Balance, September 30, 2005                             $200      $690    $38,877        $(661)       $(562)       $38,544
                                                        ====      ====    =======        =====        =====        =======

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Nine Months Ended September 30,                               2005      2004
-------------------------------                             -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 2,346   $  2,372
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                              118         95
      Provision for loan losses                                  --         36
      Net amortization of securities                            179        136
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                        (176)      (134)
            Income taxes receivable                             (92)       (59)
            Other assets                                        (67)       (97)
         Increase(decrease) in:
            Other liabilities                                   422        (86)
                                                            -------   --------
         Net cash provided by operating activities            2,730      2,263
                                                            -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing
      deposits with banks                                        10         18
   Increase in interest bearing time deposits                  (100)        --
   Net decrease in federal funds sold                           856      6,141
   Purchase of securities available for sale                 (7,945)   (17,942)
   Proceeds from maturities/calls of securities available
      for sale                                                7,253      5,384
   Purchase of securities held to maturity                   (1,642)    (7,624)
   Proceeds from maturities/calls of securities held to
      maturity                                                2,832     10,021
   Net increase in loans                                     (4,056)    (3,741)
   Purchases of premises and equipment                         (360)
                                                                           (17)
   Proceeds from sale of foreclosed real estate                  --         10
                                                            -------   --------
      Net cash used in investing activities                  (3,152)    (7,750)
                                                            -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     286      5,372
   Dividends paid                                              (788)      (345)
                                                            -------   --------
      Net cash provided by financing activities                (502)     5,027
                                                            -------   --------

      Increase (decrease) in cash and cash equivalents         (924)      (460)

Cash and cash equivalents:
   Beginning                                                  4,076      4,806
                                                            -------   --------
   Ending                                                   $ 3,152   $  4,346
                                                            =======   ========

Supplementary Cash Flows Information
   Interest Paid                                            $ 3,211   $  3,128
                                                            =======   ========
   Income Taxes Paid                                        $   529   $    836
                                                            =======   ========

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2005. These statements should be read in conjunction with notes to the financial statements contained in the 2004 Annual Report to Stockholders.

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

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months and three months ended September 30, 2005 and 2004 are as follows:

                                                 Three Months    Nine Months
                                                    Ended           Ended
                                                September 30,   September 30,
                                                -------------   -------------
                                                 2005    2004    2005    2004
                                                -----   -----   -----   -----
                                                        (In Thousands)
Unrealized holding gains (losses) on
   Available for sale securities                $(541)  $ 720   $(500)  $(147)
Tax effect                                        184    (244)    170      50
                                                -----   -----   -----   -----
Other comprehensive income (loss), net of tax   $(357)  $ 476   $(330)  $ (97)
                                                =====   =====   =====   =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $316,000 of standby letters of credit as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies is included in
Note 1 to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 12 under the paragraph titled "Provision for Loan Losses" and on page 15 under the paragraphs titled "Loan and Asset Quality and Allowance for Loan Losses".

OVERVIEW

Net income for the third quarter of 2005 decreased 11.2% to $739,000 as compared to $832,000 for the third quarter of 2004 due to a decrease in net interest income and increased operating expenses. Net income per common share decreased 11.1% to $3.75 per share from $4.22 per share in the third quarter a year ago. At September 30, 2005, the Corporation had total assets of $212 million, total loans of $81 million, and total deposits of $172 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $206 million for the third quarter of 2005 as compared to $198.5 million for the same period in 2004. The yield on earning assets for the third quarter of 2005 was 5.1%, which remained unchanged as compared to the same period in 2004. The growth in interest earning assets was the result of a $5.5 million increase in average total loans in addition to a $2 million increase in average total securities. Average interest-bearing liabilities increased from $155.7 million during the third quarter of 2004 to $156.9 million during the third quarter of 2005. Growth in average interest bearing liabilities was the result of increases in time deposits of $10.3 million; offset by a $8.9 million decrease in savings deposits and a $158,000 decrease in interest bearing demand deposits. The increase in time deposits was a result of favorable interest rates for these products.

The average rate paid on interest-bearing liabilities was 3.0% for the third quarter of 2005 and 2.6% for the third quarter of 2004, an increase of 33 basis points. This was the result of the increasing interest rate environment that was experienced during much of 2004 and carried through most of 2005.

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

Interest income increased by $127,000 or 5.0% over the third quarter of 2004. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the third quarter of 2005 increased by $165,000, or 16.4%, compared to the third quarter of 2004. The increase was due to the general increase in rates being offered and paid on interest bearing deposits, mainly certificates of deposit.

Net interest income decreased by $38,000 or 2.5% over the third quarter of 2004. As marketplace rates continued to increase, the Corporation increased rates being offered on interest bearing deposit accounts. Interest-earning asset yields have not increased to the same extent. Net income for the third quarter of 2005 continued to be negatively affected by those upward rate adjustments.

For the nine months ended September 30, 2005, interest income increased by $329,000 or 4.4%, over the same period in 2004. Interest earning assets for the first nine months of 2005 averaged $204.3 million versus $196.1 million for the comparable period in 2004. The yield on those assets for 2005 was 5.1%, which remained constant over the same period in 2004.

Interest expense for the first nine months of 2005 increased by $260,000 or 8.5%. Average interest-bearing liabilities increased from $154.7 million for the first nine months of 2004 to $157 million for the first nine months of 2005. The average rate paid for these nine months was 2.8%, an increase of 20 basis points from 2.6% for the comparable period in the prior year.

Net interest income for the first nine months of 2005 increased by $69,000 or 1.6% over the same period in 2004. The company's net interest margin decreased to 2.9% for the first nine months of 2005, from 3.0% over the same period in 2004.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the third quarter of 2005 was 2.9%, which is a slight decrease from 3.1% for the third quarter of 2004. During the third quarter of 2005, yields on earning assets remained constant at 5.1% from the third quarter of 2004, yields on interest bearing deposits increased to 3.0%, as compared to 2.6%, for the third quarter of 2004.

Provision for Loan Losses

Based on historical and projected loss trends, no provision for loan losses was made for the third quarter of 2005; during the same period in 2004 the provision made was $6,000. Management has concluded that the Allowance for Loan Losses had an adequate balance to justify no provision being made for the third quarter of 2005.

Based on historical and projected loss trends, no provision for loan losses was made for the first nine months of 2005, during the same period in 2004 the provision made was $36,000. Management has concluded that the Allowance for Loan Losses had an adequate balance to justify no provision being made for the first nine months of 2005.

Non-interest Income

Non-interest income for the third quarter of 2005 was $72,000,which is an increase of $2,000 or 2.9% over the same period in 2004.

Non-interest income for the nine months ended September 30, 2005 increased by $14,000 or 7.2%. Recurring core noninterest income, consisting of service charges on deposit accounts and other service charges and fees, for the first nine months of 2005 was $200,000 as compared to $181,000 for the nine months of 2004, an increase of 10.5%. The increase is mainly attributable to increased fee income derived from the sale of loan related insurance and ATM fees, which was offset by a decrease in deposit account service charge income.

For the first nine months of 2005, other non-interest income decreased by $5,000 or 41.7% from $12,000 over the same period in 2004. This decrease is the result of a reduction in rental income.

Non-interest Expense

For the third quarter of 2005, non-interest expenses increased by $114,000, or 20.2%, to $680,000, compared to $566,000 over the same period in 2004. The majority of this increase is related to increases in salary expense, furniture and equipment expense and other miscellaneous expenses.

Salary expenses and employee benefits, which represent the largest component, 43.8%, of non-interest expenses, increased by $15,000, or 5.3%, for the third quarter of 2005. This increase is the result of increases in health insurance premiums and the hiring of additional staff to meet the demands of business growth.

Occupancy expense and furniture and equipment expenses for the third quarter of 2005 increased by $35,000 or 38.5% as compared to the third quarter of 2004. This increase is mainly the result of repairs and maintenance made to the main building in addition to increased depreciation expense on equipment additions, due to the Bank's technology expansion, including internet banking.

Other expenses increased by $37,000 or 28.7% in the third quarter of 2005 as compared to the third quarter of 2004. Increased advertising expense, to promote the onset of internet banking, attributed to a majority of the increase in other expenses.

For the first nine months of 2005, non-interest expense increased by $144,000 or 8.1% over the same period in 2004.

Salary expenses and employee benefits, which represents the largest component, 48.1% of non-interest expenses, had an increase of $88,000 or 10.6% over the first nine months of 2004. This increase was due to normal salary adjustments, hiring of additional staff, and increases in health insurance premiums.

Occupancy expense and furniture and equipment expenses for the first nine months of 2005 increased by $58,000 or 24.4% as compared to the same period of 2004. This increase is related to normal building maintenance performed throughout the first nine months of 2005 in addition to an increase in depreciation expense on equipment additions, due to the Bank's technology expansion, including internet banking.

Other expenses increased by $1,000 or .2% for the first nine months ended September 30, 2005 over the first nine months of 2004.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.14% for the three months ended September 30, 2005, slightly higher than .96% for the three months ended September 30, 2004. It was 1.08% for the first nine months of 2005 compared to 1.03% for the comparable period in 2004.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2005, the operating efficiency ratio was 44.0% compared to 35.8% for the similar period in 2004. For the nine months ended September 30, 2005, this ratio was 40.7% compared to 38.3% for the nine months ended September 30, 2004.

Provision for Federal Income Taxes

The provision for federal income taxes was $127,000 for the third quarter of 2005, as compared to $178,000 for the same period in 2004. For nine months ended September 30, the provision was $444,000 and $443,000 for 2005 and 2004, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 14.7% for the third quarter of 2005 and 17.6% for the third quarter of 2004. The decrease in the effective tax rate is mainly due to lower pretax income with level tax-exempt income. The effective tax rate for the first nine months of 2005 and 2004 were 15.9% and 15.7%, respectively.

Net Income

Net income for the third quarter of 2005 was $739,000, a decrease of $93,000 or 11.2% over the $832,000 recorded in the third quarter of 2004. This decrease was the result of an increasing interest rate environment on deposit accounts and increases in non-interest expenses.

Net income for the first nine months of 2005 remained relatively constant at $2.4 million as compared to the same period one year ago.

Return on Average Assets

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the third quarter of 2005 was 1.4% compared to 1.6% for the third quarter of 2004. The ROA for the first nine months of 2005 declined slightly to 1.5% from 1.6% during the first nine months of 2004.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2005 was 7.7% as compared to 9.2% for the third quarter of 2004. The ROE for the first nine months of 2005 was 8.3% as compared to 8.8% for the same period of 2004.

FINANCIAL CONDITION

Securities

During the first nine months of 2005 securities available for sale remained relatively unchanged at $44.1 million as compared to December 31, 2004. Securities held to maturity decreased slightly from $79.3 million to $78.1 million.

Federal funds sold decreased by $856,000 from $1.8 million to $922,000 during the first nine months of 2005 from December 31, 2004. Total securities and federal funds sold aggregated $123.2 million at September 30, 2005, and represented 58.2% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2005 was 4.3% as compared to 4.4% for the similar period of 2004. For the third quarter of 2005, the average yield on the combined securities portfolio was 4.3% as compared to 4.4% for the same period in 2004.

The weighted average life of the combined securities portfolio was approximately 12 years at September 30, 2005 with a weighted yield of 4.3% as compared to 4.4% for the same period in 2004.

Net Loans Receivable

During the first nine months of 2005 net loans receivable increased by $4.1 million from $76.3 million at December 31, 2004, to $80.4 million on September 30, 2005. This increase consisted of a $1.6 million increase in installment loans, a $1.4 million increase in Single Payment loans, and a $1.3 million increase in Real Estate mortgages. These increases were offset by a $200,000 decrease in Line of Credit loans. Loans receivable represented 47.1% of total deposits and 38.3% of total assets at September 30, 2005, as compared to 44.9% and 36.7%, respectively, at December 31, 2004.

Loan and Asset Quality and Allowance for Loan Losses

There were no nonaccrual loans as of September 30, 2005; as compared to the $126,000 or .2% of totals loans at December 31, 2004. There was no foreclosed real estate held by the Corporation as of September 30, 2005, which remained unchanged from December 31, 2004. The following summary table presents information regarding non-performing loans and assets as of September 30, 2005 and December 3l, 2004.

                         Nonperforming Loans and Assets
                             (Dollars in Thousands)

                                       September 30,   December 31,
                                            2005           2004
                                       -------------   ------------
Nonaccrual Loans:
Commercial                                $  --           $  --
Real Estate:                                 --              --
   Construction                              --              --
   Mortgage                                  --             126
                                          -----           -----
      Total nonaccrual                       --             126
Restructured loans                           --              --
Loans past due 90 days or more               72              63
                                          -----           -----
      Total nonperforming loans              72             189
Foreclosed real estate                       --              --
                                          -----           -----
      Total nonperforming assets             72             189
                                          =====           =====
Nonperforming loans to total loans         0.09%           0.25%
Nonperforming assets to total assets       0.03%           0.09%

The following table sets forth the Corporation's provision and allowance for loan losses.

                            Allowance for Loan Losses
                             (Dollars in Thousands)

                                                  9 Months        9 Months
                                                   Ending          Ending
                                               September 30,   September 30,
                                                    2005            2004
                                               -------------   -------------
Balance at beginning of period                     $ 662           $ 637
Provisions charged to operating expenses              --              36
Recoveries of loans previously charged-off:
   Commercial                                         --              --
   Consumer                                           --              13
   Real estate                                        --              --
                                                   -----           -----
Total Recoveries                                      --              13
Loans Charged-off:
   Commercial                                         --              --
   Consumer                                           (3)            (22)
   Real Estate                                        --              --
                                                   -----           -----
Total Charged-off                                     (3)            (22)
                                                   -----           -----
Net (Charge-off) recoveries                           (3)             (9)
                                                   -----           -----
Balance at end of period                           $ 659           $ 664
                                                   =====           =====
Net Charge-offs as a percentage of
   average loans outstanding                        0.00%           0.01%
Allowance for loan losses as a percentage of
   period end loans                                 0.81%           0.89%

Deposits

Total deposits at September 30, 2005, were $171.9 million, up $286,000, or .2%, over total deposits of $171.7 million at December 3l, 2004. The average balances for the first nine months of 2005 and 2004 are presented in the following table:

                             Nine Months Ended September 30,
                                  (Dollars in thousands)
                         ---------------------------------------
                                2005                 2004
                         ------------------   ------------------
                          Average   Average    Average   Average
                          Balance     Rate     Balance     Rate
                         --------   -------   --------   -------
Demand Deposits:
   Noninterest-bearing   $ 15,378             $ 13,434
   Interest-bearing         8,465     .97%       8,606     .61%
Savings                    63,500    1.61%      68,288    1.59%
Time deposits:
   <$100,000               57,294    3.73%      54,225    3.55%
   >$100,000               27,574    4.23%      22,626    4.41%
                         --------             --------
Total Deposits           $172,211             $167,179
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2005, the Corporation's simulation model indicates net interest income would increase 1.1% within the first year if rates increased as described above. The model projects that net interest income would decrease by 1.6% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

Off-Balance Sheet Arrangements

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at September 30, 2005 totaled $7.7 million. This consisted of $2 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.6 million in home equity lines of credit, $316,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy

At September 30, 2005, stockholders' equity totaled $38.5 million, up 3.2% over stockholders' equity of $37.0 million at December 31, 2004. The increase in stockholders' equity for the nine months ended September 30, 2005 included a $330,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $1.6 million in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                            For Capital
                             September 30,   December 31,     Adequacy
                                 2005            2004         Purposes
                             -------------   ------------   -----------
Risk-Based Capital Ratios:
   Tier 1 Capital                40.47%          40.40%        4.00%
   Total Capital                 41.15%          41.20%        8.00%
   Leveraged Capital             18.48%          18.00%        4.00%

The Bank's capital ratios are not materially different from that of the Corporation. At September 30 2005 the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2004. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of September 30, 2005, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls during the quarter ended September 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        NEFFS BANCORP, INC.


Date: 11/09/05                          /s/ John J. Remaley
                                        ----------------------------------------
                                        John J. Remaley, President