Form 10-K
period 2005-12-31
NEFFS BANCORP INC
filed 2006-03-28
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

                            Commission File # 0-32605

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2400383
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                             Number)

                5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 610-767-3875

        Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section13 or Section 15(d) of the Act.                Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                                 Yes [X] No [ ]

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One)
Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant is $39,463,680 as of June 30, 2005.

The aggregate market value of voting stock held by non-affiliates of the registrant is $40,369,698 as of December 31, 2005.

The number of shares of the Issuer's common stock, par value is $1.00 per share, outstanding as of December 31, 2005 was 197,941.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2005 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Stockholders.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on December 31, 2005. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                               NEFFS BANCORP, INC.
                          FORM 10-K TABLES OF CONTENTS

                                                                            Page
                                                                            ----
Part I.

   Item 1   Business.....................................................     1
   Item 1A  Risk Factors.................................................     6
   Item 1B  Unresolved Staff Comments....................................     9
   Item 2   Properties...................................................     9
   Item 3   Legal Proceedings............................................     9
   Item 4   Submission of Matters to a Vote of Security Holders..........     9

Part II.

   Item 5   Market for Registrant's Common Equity and
            Related Stockholder Matters..................................    10
   Item 6   Selected Financial Data......................................    10
   Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    11
   Item 7A  Quantitative and Qualitative Disclosures about
            Market Risk..................................................    11
   Item 8   Financial Statements and Supplementary Data..................    12
   Item 9   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    12
   Item 9A  Controls and Procedures......................................    12
   Item 9B  Other Information............................................    12

Part III.

   Item 10  Directors and Executive Officers of the Registrant...........    12
   Item 11  Executive Compensation.......................................    12
   Item 12  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................    13
   Item 13  Certain Relationships and Related Transactions...............    13
   Item 14  Principal Accountant Fees and Services.......................    13

Part IV.

   Item 15  Exhibits and Financial Statement Schedules...................    13

PART I

ITEM I. BUSINESS

FORWARD-LOOKING STATEMENTS

Neffs Bancorp, Inc. (the "corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the corporation's filings with the Securities and Exchange Commission (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the corporation, which are made in good faith by the corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (Some of which are beyond the corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the corporation conducts operating; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve Bank (the "FRB"); inflation; interest rates; market and monetary fluctuations; the timely development of competitive new services; the willingness of customers to substitute competitors' products and services for the corporation's products and services and vice versa; the impact of the changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological acquisitions being less than expected; the growth and profitability of the corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the corporation at managing the risks involved in the foregoing.

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

As of December 31, 2005, the corporation has approximately $214 million in assets, $173 million in deposits, $82 million in net loans and $39 million in stockholders' equity. The bank is a member of the FRB and substantially all of the Bank's deposits are insured up to the applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent permitted by law.

The corporation's principal executive office if located at 5629 Route 873, Neffs, Pennsylvania, 18065 and its telephone number is 610-767-3875.

As of December 31, 2005 the corporation had 38 employees, of which 26 were full-time employees. Management believes the corporation's relationship with its employees is good.

The bank is organized under the laws of the United States and headquartered in Neffs, Pennsylvania and has one (1) location. The bank was incorporated in 1923 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of Currency. The FDIC insures deposit accounts to the maximum extent provided by laws.

The Neffs National Bank ("Neffs" or the "bank") provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The bank's lending and investment activities are funded principally by retail deposits gathered through its retail banking facility.

The corporation's website address is www.neffsnatl.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting The Neffs National Bank, 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010. (The information found on the corporation's website does not constitute a part of this or any other report.)

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

COMPETITIVE BUSINESS CONDITIONS/COMPETITIVE POSITION

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

In commercial transactions, the bank's legal lending limit to a single borrower (approximately $4,900,000 as of December 31, 2005) enables it to compete effectively for the business of smaller companies.

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

SUPERVISION AND REGULATIONS

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

The corporation is required to file an annual report with the FRB and any additional information the FRB may require pursuant to the Holding Company Act. The FRB may also make examinations of the corporation and its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the corporation, such as the bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the corporation or its subsidiary or (ii) the customer's refraining from doing business with a competitor of the corporation or of its subsidiary. The corporation or the bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

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

SARBANES-OXLEY ACT OF 2002

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

EFFECT OF INFLATION

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

ITEM 1A. RISK FACTORS

THE CORPORATION IS SUBJECT TO INTEREST RATE RISK

Income and cash flows and the value of assets depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond the bank's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest paid on deposits and borrowings but it will also affect the ability to originate loans and obtain deposits and the value of the investment portfolio. If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, net interest income and earnings could be adversely affected. Earnings also could be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings.

THE CORPORATION'S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE COMMONWEALTH OF PENNSYLVANIA

The Corporation's success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Northern Lehigh Valley area. The local economic conditions in these areas have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans and the stability of the Corporation's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.

THE CORPORATION'S ALLOWANCE FOR POSSIBLE LOAN LOSSES MAY BE INSUFFICIENT

Financial condition and results of operations could be adversely affected if the allowance for loan losses is not sufficient to absorb actual losses or if the bank is required to increase the allowance. Despite underwriting criteria, the bank may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, the allowance for loan losses is based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends; all of which may undergo material changes. At any time there are likely to be loans in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. The bank cannot be sure that all deteriorating credits are identified before they become nonperforming assets or that losses will be able to be limited on those loans that are identified. The bank may be required to increase the allowance for loan losses for any of several reasons. State and federal regulators, in reviewing the loan portfolio as part of a regulatory examination, may request that an increase be made to the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the bank's control, may require an increase in the allowance. In addition, if charge-offs in future periods exceed the allowance for loan losses; the bank will need additional increases in the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly, capital, and may materially affect the results of operations in the period in which the allowance is increased.

THE CORPORATION OPERATES IN A HIGHLY COMPETITIVE INDUSTRY AND MARKET AREA

Neffs faces substantial competition in all phases of operation from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in the principal service area. Competitors may have greater resources, higher lending limits or larger branch systems. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products or services.

In addition, some of the competing financial services organizations are not subject to the same degree of regulations as are imposed on federally insured financial institutions. As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost, adversely affecting the ability to compete effectively.

THE CORPORATION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in laws, regulations, and regulatory practices affecting the banking industry may increase costs of doing business or otherwise adversely affect and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and the bank cannot predict the ultimate effect of these changes, which could have a material adverse effect on profitability or financial condition.

THE CORPORATION MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE

The Corporation's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation's key personnel could have a material adverse impact on the Corporation's business because of their skills, knowledge of the Corporation's market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

THE CORPORATION IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING ACTIVITIES

Environmental liability associated with lending activities could result in losses. In the course of business, the bank may foreclose on and take title to properties securing loans. If hazardous substances were discovered on any of these properties, the bank could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the bank knew of, or were responsible for, the contamination. In addition, if the bank arranges for the disposal of hazardous or toxic substances at another site, costs may be incurred for cleaning up and removing those substances from the site even if the bank neither owned nor operated the disposal site. Environmental laws may require the bank to incur substantial expenses and may materially limit the use of properties acquired through foreclosure, reduce their value or limit the ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase exposure to environmental liability.

THE CORPORATION CONTINUALLY ENCOUNTERS TECHNOLOGICAL CHANGE

Failure to implement new technologies for operations may adversely affect growth or profits. The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. The ability to compete successfully in markets may depend on the ability to exploit such technological changes. However, no assurance can be given that management will be able to properly or timely anticipate or implement such technologies or properly train employees to use such technologies. Any failure to adapt to new technologies could adversely affect the financial condition or operating results.

THE CORPORATION'S ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON DIVIDENDS FROM ITS BANKING SUBSIDIARY, WHICH IS SUBJECT TO REGULATORY LIMITS.

The Corporation is a bank holding company and its operations are conducted by its subsidiary. Its ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation's failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

The corporation also owns property at 5645 PA Route 873, Neffs, PA 18065; which is a one and one half (1 1/2) story single family dwelling with approximately 2,570 square feet of living space. This property is currently being leased.

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

The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years. As of December 31, 2005, there were approximately 615 holders of record of the corporation's common stock.

                           Sales Prices
                        -----------------
                          High      Low
                        -------   -------
Quarter Ended:
   March 31, 2005       $230.00   $230.00
   June 30, 2005         235.00    230.00
   September 30, 2005    236.00    235.00
   December 31, 2005     243.00    240.00

   March 31, 2004       $240.00   $225.00
   June 30, 2004         230.00    225.00
   September 30, 2004    225.00    225.00
   December 31, 2004     230.00    228.00

DIVIDENDS AND DIVIDEND HISTORY

The corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2005 a dividend of $2.00 per share was paid to stockholders on May 15 and a dividend of $2.00 per share was paid on November 15. In 2004 a dividend of $1.75 per share was paid to stockholders on May 15, and a dividend of $2.00 per share was paid on November 15.

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

ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Data" in the corporation's Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the corporation's Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

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

The following table reflects the bank's net interest income sensitivity analysis as of December 31, 2005 and 2004. The schedule indicates that as of December 31, 2005, a hypothetical 200 basis point decline in prevailing market interest rates would cause the bank's net interest income to decline less then 4% from the current rate scenario. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

                                    2005                        2004
                         -------------------------   -------------------------
                           CHANGE IN                   CHANGE IN
                         NET INTEREST   PERCENTAGE   NET INTEREST   PERCENTAGE
(dollars in thousands)      INCOME        CHANGE        INCOME        CHANGE
                         ------------   ----------   ------------   ----------
Policy Limit                              +/-5.0%                     +/-5.0%

Down 200 basis points       ($114)          (1.7%)      ($224)          (3.1%)
Down 100 basis points         (36)          (0.5%)        (93)          (1.3%)

Up 100 basis points            44            0.6%          66            0.9%
Up 200 basis points            78            1.1%          81            1.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements in the corporation's Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of December 31, 2005, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions "Information about Nominees and Continuing Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance are incorporated here by reference to Neffs Bancorp, Inc.'s proxy statement for its 2006 Annual Meeting of Shareholders scheduled for May 10, 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" is incorporated here by reference of Neffs Bancorp, Inc.'s proxy statement for its 2006 Annual Meeting of Shareholders scheduled for May 10, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated here by reference of Neffs Bancorp, Inc.'s proxy statement for its 2006 Annual Meeting of Shareholders scheduled for May 10, 2006.

The corporation currently does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Transactions with Directors and Executive Officers" is incorporated here by reference to Neffs Bancorp, Inc.'s proxy statement for its 2006 Annual Meeting of Shareholders scheduled for May 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption "Report of the Audit Committee" is incorporated here by reference to Neffs Bancorp, Inc.'s proxy statement for its 2006 Annual Meeting of Shareholders scheduled for May 10, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements are incorporated by reference from the 2005 Annual Report

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

          (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

NO.      DESCRIPTION
---      -----------
3 (i)    Amended and Restated Articles of Incorporation of Neffs Bancorp, Inc.
         (Incorporated by reference to Exhibit 3(i) of the Registration
         Statement on Form 10 dated and as filed with Commission on April 27,
         2001.)

3 (ii) Amended and Restated Bylaws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

    11   Statement re: computation of per share earnings. See Consolidated
         Statements of Income and Note 1 to the Consolidated Financial
         Statements included in the Annual Report se forth as Exhibit 13 hereto.

    13   Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

    14   Code of Ethics (incorporated by reference to Exhibit 14 to the Form
         10-K of the registrant, filed on April 1, 2002.)

    21 Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K of the registrant filed on April 1, 2002.)

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

          See Item 15(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Neffs Bancorp, Inc.


Date: March 24, 2006                    By: /s/ John J. Remaley
                                            ------------------------------------
                                            John J. Remaley
                                            President and
                                            Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                                             Date
----------                    -----                                             ----


/s/ John J. Remaley
---------------------------
John J. Remaley               President, Chief Executive Officer and Director   March 24, 2006


/s/ Herman P. Snyder
---------------------------
Herman P. Snyder              Vice President and Director                       March 24, 2006


/s/ Robert B. Heintzelman
---------------------------
Robert B. Heintzelman         Director                                          March 24, 2006


/s/ Mary Ann Wagner
---------------------------
Mary Ann Wagner               Director                                          March 24, 2006


/s/ John F. Simock
---------------------------
John F. Simock                Director                                          March 24, 2006


/s/ Kevin A. Schmidt
---------------------------
Kevin A. Schmidt              Director                                          March 24, 2006


/s/ John F. Sharkey, Jr.
---------------------------
John F. Sharkey, Jr.          Director                                          March 24, 2006


/s/ Duane A. Schleicher
---------------------------
Duane A. Schleicher           Director                                          March 24, 2006