Form 10-Q
period 2006-03-31
NEFFS BANCORP INC
filed 2006-05-11
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File _0__-___32605__

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2400383
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer: [ ] Accelerated filer: [ ] Non-Accelerated filer: [X]

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes       No   X
                                   -----    -----

As of May 12, 2006, there was 197,941 shares of common stock, par value of $1.00, outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         March 31, 2006 and December 31, 2005..............................    3

         Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2006 and March 31, 2005..............    4

         Consolidated Statements of Stockholders' Equity (Unaudited)
         Three months ended March 31, 2006 and March 31, 2005..............    5

         Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2006 and March 31, 2005..............    6

         Notes to Interim Consolidated Financial Statements................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   17

Item 4.  Controls and Procedures...........................................   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   18

Item 1A. Risk Factors......................................................   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   18

Item 3.  Defaults Upon Senior Securities...................................   18

Item 4.  Submission of Matters to a Vote of Security Holders...............   18

Item 5.  Other Information.................................................   18

Item 6.  Exhibits..........................................................   18

SIGNATURES.................................................................   20

                      NEFFS BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                              March 31   December 31
Dollars in thousands, except per share data                     2006         2005
                                                              --------   -----------
                           ASSETS

Cash and due from banks                                       $  2,880    $  2,958
Interest bearing deposits with banks                               167         163
Federal funds sold                                               1,043       2,348
Securities available for sale                                   40,199      42,021
Securities held to maturity, fair value
   $79,251 in 2006; $79,248 in 2005                             79,352      78,923

Loans                                                           83,617      83,042
   Less allowance for loan losses                                 (657)       (657)
                                                              --------    --------
         Net loans                                              82,960      82,385
                                                              --------    --------
Premises and equipment, net                                      2,576       2,549
Other assets                                                     2,768       2,200
                                                              --------    --------
         Total assets                                         $211,945    $213,547
                                                              ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits
      Non-interest bearing                                    $ 17,163    $ 16,912
      Interest bearing                                         154,085     156,364
                                                              --------    --------
         Total deposits                                        171,248     173,276
   Other liabilities                                             1,466         977
                                                              --------    --------
         Total liabilities                                     172,714     174,253
                                                              --------    --------

Stockholders' Equity:
   Common stock, $1 par value, authorized 2,500,000 shares;
      issued 200,000 shares; outstanding 197,941 shares
                                                                   200         200
   Paid-in capital                                                 753         753
   Retained earnings                                            39,921      39,603
   Accumulated other comprehensive loss                         (1,225)       (844)
   Treasury stock, at cost 2,059 shares                           (418)       (418)
                                                              --------    --------
         Total stockholders' equity                             39,231      39,294
                                                              --------    --------
         Total liabilities and stockholders' equity           $211,945    $213,547
                                                              ========    ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three months ended
                                                     March 31,
                                                -------------------
Dollars in thousands,except per share data        2006       2005
                                                --------   --------
Interest income:
   Interest and fees on loans                   $  1,304   $  1,210
   Interest and dividends on investments:
      Taxable                                        855        824
      Exempt from federal income taxes               505        519
   Interest on federal funds sold and other           18         16
                                                --------   --------
         Total interest income                     2,682      2,569
                                                --------   --------
Interest Expense - deposits                        1,212      1,036
                                                --------   --------
         Net interest income                       1,470      1,533
Other income:
   Service charges on deposit accounts                39         42
   Other service charges and fees                     26         14
   Other income                                       10          9
                                                --------   --------
         Total other income                           75         65
                                                --------   --------
Other expenses:
   Salaries and employee benefits                    357        313
   Occupancy                                          34         30
   Furniture and equipment                            75         49
   Pennsylvania shares tax                            95         42
   Other expenses                                    153        148
                                                --------   --------
         Total other expenses                        714        582
                                                --------   --------
         Income before income taxes                  831      1,016
Income tax expense                                   117        178
                                                --------   --------
         Net income                             $    714   $    838
                                                --------   --------
Per share data:
   Earnings per share, basic                    $   3.61   $   4.25
                                                ========   ========
   Weighted average common shares outstanding    197,941    197,091
                                                ========   ========
   Cash dividends declared per share            $   2.00   $   2.00
                                                ========   ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)

                                                                                    Accumulated
                                                                                       Other                       Total
                                                     Common   Paid-In   Retained   Comprehensive    Treasury   Stockholders'
Dollars in thousands                                  Stock   Capital   Earnings        Loss         Stock         Equity
                                                     ------   -------   --------   -------------   ---------   -------------
Balance, December 31, 2004                            $200      $690    $37,319        $(331)        $(562)       $37,316
   Comprehensive Income:
      Net income                                        --        --        838           --            --            838
      Change in unrealized net losses on
         securities available for sale, net of tax      --        --         --         (323)           --           (323)
                                                                                                                  -------
         Total comprehensive income                                                                                   515
                                                                                                                  -------
   Cash dividends declared on common
      stock, $2.00 per share                            --        --       (394)          --            --           (394)
                                                      ----      ----    -------        -----         -----        -------
Balance, March 31, 2005                               $200      $690    $37,763        $(654)        $(562)       $37,437
                                                      ====      ====    =======        =====         =====        =======


                                                                                    Accumulated
                                                                                       Other                       Total
                                                     Common   Paid-In   Retained   Comprehensive    Treasury   Stockholders'
Dollars in thousands                                  Stock   Capital   Earnings        Loss         Stock         Equity
                                                     ------   -------   --------   -------------   ---------   -------------
Balance, December 31, 2005                            $200      $753    $39,603       $  (844)       $(418)       $39,294
   Comprehensive Income:
      Net income                                        --        --        714            --           --            714
      Change in unrealized net losses on
         securities available for sale, net of tax      --        --         --          (381)          --           (381)
                                                                                                                  -------
         Total comprehensive income                                                                                   333
                                                                                                                  -------
   Cash dividends declared on common
      stock, $2.00 per share                            --        --       (396)           --           --           (396)
                                                      ----      ----    -------       -------        -----        -------
Balance, March 31, 2006                               $200      $753    $39,921       $(1,225)       $(418)       $39,231
                                                      ====      ====    =======       =======        =====        =======

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three months
                                                             ended March 31,
                                                            -----------------
Dollars in thousands                                          2006      2005
                                                            -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $   714   $   838
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                               50        35
      Net amortization of securities                             37        56
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                        (181)     (143)
            Other assets                                       (191)     (269)
         Increase (decrease) in:
            Other liabilities                                    93       (53)
                                                            -------   -------
         Net cash provided by operating activities              522       464
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest bearing deposits
      with banks                                                 (4)       13
   Net (increase) decrease in federal funds sold              1,305       (96)
   Purchase of securities available for sale                   (511)   (2,501)
   Proceeds from maturities/calls of securities available
      for sale                                                1,715     2,168
   Purchase of securities held to maturity                     (984)   (1,143)
   Proceeds from maturities/calls of securities held to
      maturity                                                  559     1,232
   Net increase in loans                                       (575)     (694)
   Purchases of premises and equipment                          (77)     (127)
                                                            -------   -------
      Net cash (used) provided in investing activities        1,428    (1,148)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                       (2,028)       74
                                                            -------   -------
      Net cash (used) provided by financing activities       (2,028)       74
                                                            -------   -------
      Decrease in cash and cash equivalents                     (78)     (610)
Cash and cash equivalents:
   Beginning                                                  2,958     4,076
                                                            -------   -------
   Ending                                                   $ 2,880   $ 3,466
                                                            =======   =======
Supplementary Cash Flows Information
   Interest Paid                                            $ 1,170   $ 1,051
                                                            =======   =======
   Income Taxes Paid                                        $     1   $   176
                                                            =======   =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 3l, 2006, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2006. These statements should be read in conjunction with notes to the financial statements contained in the 2005 Annual Report to Stockholders.

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

For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.'s Annual Report to shareholders for the year ended December 31, 2005.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2006 and 2005 are as follows:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                            2006    2005
                                           -----   -----
                                           (In Thousands)
Unrealized holding (losses) on
   available for sale securities           $(577)  $(489)
Tax effect                                   196     166
                                           -----   -----
Other comprehensive (loss), net of tax     $(381)  $(323)
                                           =====   =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $338,000 of standby letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

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

In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. Management has evaluated the provisions of the proposed interpretation of FAS 109 and does not believe that its adoption will have an impact on the financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have any impact on the Corporation's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Corporation will be as of the beginning of fiscal 2007. The Corporation does not believe that the adoption of SFAS 156 will have any effect on its financial statements.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of the Corporation's balance sheets and statements of income. This section should be read in conjunction with the Corporation's financial statements and accompanying notes.

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

     - economic, political, and competitive forces affecting banking, securities, asset management and credit services businesses; and

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies are included in
Note 1 to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 12 under the paragraph titled "Provision for Loan Losses" and on page 13 under the paragraphs titled "Loan and Asset Quality and Allowance for Loan Losses".

OVERVIEW

Net income for the first quarter of 2006 decreased 14.8% to $714,000 as compared to $838,000 for the first quarter of 2005 and total revenues increased by $123,000 or 4.7% from $2.634 million in 2005 to $2.757 million in 2006. The decrease in net income was principally related to the decrease in net interest income of $63,000 and in increase in other expenses of $132,000. Net income per common share decreased 15.1% to $3.61 per share from $4.25 per share in the first quarter a year ago. At March 31, 2006, the Corporation had total assets of $212 million and total deposits of $171 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $206.2 million for the first quarter of 2006 as compared to $202.7 million for the same period in 2005. The yield on earning assets for the first quarter of 2006 was 5.2%, this yield increased from 5.1% over the comparable period in 2005. Interest-bearing liabilities were $155.5 million during the first quarter of 2006, a slight decrease from the $157 million reported in the first quarter of 2005. The change in average interest bearing liabilities was the result of increases in time deposits of $10.5 million, offset by a $12 million decrease in savings deposits.

The average rate paid on interest-bearing liabilities was 3.1% for the first quarter of 2006 and 2.6% for the first quarter of 2005, an increase of 50 basis points. This was the result of an increasing interest rate environment throughout much of 2005 and into the beginning of 2006.

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

Interest income for the first quarter of 2006 increased by $113,000 or 4.4% over the first quarter of 2005. Interest expense for the first quarter of 2006 increased by $176,000 or 17.0%, as compared to the first quarter of 2005. The increase was due to the higher interest rates being offered and paid on interest bearing deposits, mainly certificate of deposits.

Net interest income decreased by $63,000 or 4.1% to $1.470 million for the first quarter of 2006 as compared to $1.533 million for the first quarter of 2005. This decrease resulted from higher interest rates being offered and paid on deposit accounts throughout much of 2005 and into the beginning of 2006. The yield on interest earnings assets remained relatively flat.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2006 was 2.9% compared to 3.1% for the first quarter of 2005. During the first quarter of 2006, the yield on earning assets was 5.2%, a slight increase over the 5.1% reported in the first quarter of 2005. The yield on interest bearing deposits increased to 3.1% as compared to 2.6% for the first quarter of 2005.

PROVISION FOR LOAN LOSSES

Based on historical and projected loss trends, no provision for loan losses was made for the first quarter of 2006 and 2005. Management has concluded that the allowance for loan losses had an adequate balance to justify no provision for this quarter.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2006 increased by $10,000 or 15.4% from the same period in 2005. The increase was attributable to an increase in fee income derived from the sale of loan related insurance, ATM fees and Visa/MasterCard fees.

NON-INTEREST EXPENSE

For the first quarter of 2006, non-interest expenses increased by $132,000 or 22.7% to $714,000 compared to $582,000 over the same period in 2005. Increases in employee costs, operational expenses, the implementation of internet banking in 2005, PA shares tax and other miscellaneous expenses attributed to the rise in non-interest expense.

Salary expenses and employee benefits, which represents the largest component of non-interest expenses, increased by $44,000 or 14.1%, for the first quarter of 2006. This increase is consistent with general wage increases and an over 10% increase in health care premiums.

Occupancy expense for the first quarter of 2006 increased by $4,000 or 13.3% over the first quarter of 2005. This increase was mainly the result of the increased costs associated with petroleum products used to heat the facilities.

Furniture and fixtures expenses for the first quarter of 2006 increased by $26,000 or 53.1% over the first quarter of 2005. This increase resulted mainly from the implementation of internet banking during 2005. The installation of internet banking required new computer equipment, which resulted in additional depreciation expense and additional service maintenance contracts.

Pennsylvania Shares Tax for the first quarter of 2006 increased by $53,000 or 126.2% as compared to the first quarter of 2005. This increase is the result of the unavailability of the Educational Improvement Tax Credit offered by the Commonwealth of Pennsylvania. The Bank's $50,000 donation made in 2005 to Northern Lehigh School District Education Foundation provided a $45,000 shares tax credit. This credit was unavailable in 2006 due to unavailability of funds through the Commonwealth of Pennsylvania.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equal non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.2% for the three months ended March 31, 2006, a slight increase from the 1% reported at March 31, 2005. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2006, the operating efficiency ratio was 46.2% compared to 36.4% for the similar period in 2005.

PROVISION FOR FEDERAL INCOME TAXES

The provision for federal income taxes was $117,000 for the first quarter of 2006 compared to $178,000 for this same period in 2005. The effective tax rate, which is the ratio of income tax expense to income before income taxes was 14.1% for the first three months of 2006 and 17.5% for the same period in 2005. The effective tax rate decreased due to the decline in pre-tax income while tax-exempt income remained relatively level.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2006 was 1.4% a decrease of 20 basis points from the first quarter of 2005.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholder's equity included the effect of unrealized gains or losses, net of income taxes on securities available for sale. The annualized ROE for the first quarter of 2006 decreased to 7.3% from 9.1% in 2005, a decrease of 180 basis points due to the decrease in net income for the first quarter of 2006 over the first quarter of 2005.

FINANCIAL CONDITION

SECURITIES

Securities available for sale decreased $1.8 million to $40.2 million as of March 31, 2006, from $42 million at December 31, 2005.

The securities available for sale portfolio had an unrealized loss of $1.2 million, net of taxes at the end of the first quarter of 2006, due to increasing interest rates throughout much of 2005 and into 2006.

During the first three months of 2006, the securities held to maturity portfolio increased $429,000 to $79.4 million from $78.9 million at December 31, 2005.

As the Corporation has the intent and ability to hold these securities until maturity or market price recovery, no securities are deemed to be other-than-temporarily impaired.

NET LOANS RECEIVABLE

During the first three months of 2006, net loans receivable increased by $575,000 from $82.4 million at December 31, 2005 to $83 million at March 31, 2006. Net loans receivable represented 48.4% of total deposits and 39.1% of total assets at March 31, 2006 as compared to 47.5% and 38.6%, respectively, at December 31, 2005.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $6,000 at March 31, 2006 as compared to $67,000 at December 31, 2005. There was no foreclosed real estate held by the Corporation as of March 31, 2006 and December 31, 2005.

The following summary table presents information regarding non-performing loans and assets as of March 31, 2006 and December 31, 2005

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                       March 31,   March 31,
                                         2006         2005
                                       ---------   ---------
Nonaccrual loans:                        $  --       $  --
Commercial                                  --          --
Consumer                                    --          --
Real Estate:
   Construction                             --          --
   Mortgage                                 --          --
                                         -----       -----
      Total nonaccrual                      --          --
Loans past due 90 days or more               6          47
Restructured loans                          --          --
                                         -----       -----
      Total nonperforming loans              6          47
Foreclosed real estate                      --          --
                                         -----       -----
      Total nonperforming assets         $   6       $  47
                                         =====       =====
Nonperforming loans to total loans        0.01%       0.06%
Nonperforming assets to total assets      0.00%       0.02%

The following table sets forth the Corporation's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                Three Months     Three Months
                                               Ending 3/31/06   Ending 3/31/05
                                               --------------   --------------
Balance at beginning of period                     $ 657            $ 663
Provisions charged to operating expenses              --               --
Recoveries of loans previously charged-off
   Commercial                                         --               --
   Consumer                                            1                5
   Real Estate                                        --               --
                                                   -----            -----
Total recoveries                                       1                5
Loans charged-off:
   Commercial                                         --               --
   Consumer                                           (1)              (5)
   Real Estate                                        --               --
                                                   -----            -----
Total charged-off                                     (1)              (5)
                                                   -----            -----
Net charge-offs                                       --               --
                                                   -----            -----
Balance at end of period                           $ 657            $ 663
                                                   =====            =====
Net charge-offs as a percentage of average
   loans outstanding                                0.00%            0.00%
Allowance for loan losses as a percentage of
   period-end loans                                 0.79%            0.85%

DEPOSITS

Total deposits at March 31, 2006 were $171.2 million, a decrease of $2.1 million or 1.2% over total deposits of $173.3 million at December 31, 2005. The average balances for the first three months of 2006 and 2005 are presented in the following table.

                               Three Months Ended March 31,
                                  (Dollars in thousands)
                         ---------------------------------------
                                2006                 2005
                         ------------------   ------------------
                          Average   Average    Average   Average
                          Balance    Yield     Balance    Yield
                         --------   -------   --------   -------
Demand deposits:
   Noninterest-bearing   $ 17,402             $ 14,929
   Interest-bearing         8,021    1.47%       8,538     .80%
Savings                    52,935    1.69%      65,148    1.49%
Time deposits:
   <$100,000               62,750    3.99%      56,171    3.72%
   >$100,000               30,379    4.35%      27,346    3.85%
                         --------             --------
Total deposits           $171,487             $172,132
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

An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-bearing assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Corporation's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 31, 2006, the Corporation's simulation model indicates net interest income would increase .79 within the first year if rates increased as described above. The model projects that net interest income would decrease by 1.7% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at March 31, 2006 totaled $6.5 million. This consisted of $1.3 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.8 million in home equity lines of credit, $338,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At March 31, 2006, stockholders' equity totaled $39.2 million, a decrease of 0.16% over stockholders' equity of $39.3 million at December 31, 2005. The decrease in stockholders' equity for the three months ended March 31, 2006 included a $381,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, stockholders' equity changed by an increase of $318,000 in retained net income.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity together with related surpluses and retained earnings. Total capital may be comprised of total Tier 1 capital plus qualifying debt instruments and the allowance for loan losses.

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the period indicated. The consolidated ratios are not materially different from those presented below.

                                                                          To be Well
                                                                         Capitalized
                                                        For Capital      Under Prompt
                             March 31,   December 31,     Adequacy    Corrective Action
                                2006         2005         Purposes        Provision
                             ---------   ------------   -----------   -----------------
Risk-based capital ratios:
   Tier 1 Capital              40.5%         40.6%          4.0%             6.0%
   Total Capital               41.2%         41.2%          8.0%            10.0%
   Leveraged Capital           18.9%         18.7%          4.0%             5.0%

At March 31, 2006, the capital levels of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2005. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of March 31, 2006, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation's or it subsidiary's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.

ITEM 1A. RISK FACTORS

         There are no material changes to the risk factors set forth in Part 1,
         Item 1A, "Risk Factors", of the Corporation's Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to the Corporation's business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS

         3(i) Amended and Restated Articles of Incorporation for Neffs Bancorp,
              Inc. (Incorporated by reference to Exhibit 3(i) to the Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

         3(ii) Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8K filed with the Commission on February 27, 2002.)

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

         32.2 Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

                                        NEFFS BANCORP, INC.


Date: 05/11/2006                        /s/ John J. Remaley
                                        ----------------------------------------
                                        John J. Remaley, President