Form 10-Q
period 2006-06-30
NEFFS BANCORP INC
filed 2006-08-09
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006

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

Large accelerated filer:      Accelerated filer:      Non-Accelerated filer:  X
                         ---                     ---                         ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes       No   X
                                   -----    -----

As of June 30, 2006, 197,941 shares of common stock, par value of $1.00 were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         (Unaudited) June 30, 2006 and December 31, 2005...................    3

         Consolidated Statements of Income (Unaudited)
         Three months ended June 30, 2006 and June 30, 2005
         Six months ended June 30, 2006 and June 30, 2005..................    4

         Consolidated Statements of Stockholders' Equity
         (Unaudited) Six months ended June 30, 2006 and June 30, 2005......    5

         Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2006 and June 30, 2005..................    6

         Notes to the Interim Consolidated Financial
         Statements (Unaudited)............................................    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   20

Item 4.  Controls and Procedures...........................................   20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   20

Item 1A. Risk Factors......................................................   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   20

Item 3.  Defaults Upon Senior Securities...................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   21

Item 5.  Other Information.................................................   21

Item 6.  Exhibits..........................................................   21

SIGNATURES.................................................................   22

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                      June 30,   December 31,
Dollars in thousands, except share data                 2006         2005
                                                      --------   ------------
                      ASSETS
Cash and due from banks                               $  2,524     $  2,958
Interest bearing deposits with banks                       114          163
Federal funds sold                                          --        2,348
Securities available for sale                           38,808       42,021
Securities held to maturity, fair value
   $79,700 in 2006; $79,248 in 2005                     80,228       78,923
Loans                                                   86,175       83,042
   Less allowance for loan losses                         (657)        (657)
                                                      --------     --------
         Net loans                                      85,518       82,385
                                                      --------     --------
Premises and equipment, net                              2,598        2,549
Other assets                                             2,827        2,200
                                                      --------     --------
         Total assets                                 $212,617     $213,547
                                                      ========     ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits
      Non-interest bearing                            $ 16,987     $ 16,912
      Interest bearing                                 153,954      156,364
                                                      --------     --------
         Total deposits                                170,941      173,276
   Federal funds purchased                               1,015           --
   Other liabilities                                       979          977
                                                      --------     --------
         Total liabilities                             172,935      174,253
                                                      --------     --------
Stockholders' Equity
   Common stock, $1 par value, authorized
      2,500,000 shares; issued 200,000
      shares; outstanding 197,941 shares                   200          200
   Paid-in capital                                         753          753
   Retained earnings                                    40,604       39,603
   Accumulated other comprehensive loss                 (1,457)        (844)
   Treasury stock, at cost 2,059 shares                   (418)        (418)
                                                      --------     --------
         Total stockholders' equity                     39,682       39,294
                                                      --------     --------
         Total liabilities and stockholders' equity   $212,617     $213,547
                                                      ========     ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months           Six Months
                                                   Ended June 30,        Ended June 30,
                                                -------------------   -------------------
Dollars in thousands,except per share data        2006       2005       2006       2005
                                                --------   --------   --------   --------
Interest income:
   Interest and fees on loans                   $  1,327   $  1,238   $  2,631   $  2,448
   Interest and dividends on investments:
      Taxable                                        869        829      1,724      1,653
      Exempt from federal income taxes               500        515      1,005      1,034
   Interest on federal funds sold and other           11         18         29         34
                                                --------   --------   --------   --------
         Total interest income                     2,707      2,600      5,389      5,169
                                                --------   --------   --------   --------
Interest Expense:
   Deposits                                        1,231      1,108      2,443      2,144
   Borrowings                                          2         --          2         --
                                                --------   --------   --------   --------
         Total interet expense                     1,233      1,108      2,445      2,144
                                                --------   --------   --------   --------
         Net interest income                       1,474      1,492      2,944      3,025
                                                --------   --------   --------   --------
Other income:
   Service charges on deposit accounts                35         41         74         83
   Other service charges and fees                     10         22         36         48
   Other income                                        6          7         16          4
                                                --------   --------   --------   --------
         Total other income                           51         70        126        135
                                                --------   --------   --------   --------
Other expenses:
   Salaries and employee benefits                    338        311        695        624
   Occupancy                                          37         41         71         71
   Furniture and equipment                            75         50        150         99
   Pennsylvania shares tax                            95         90        190        132
   Other expenses                                    190        162        343        310
                                                --------   --------   --------   --------
         Total other expenses                        735        654      1,449      1,236
                                                --------   --------   --------   --------
         Income before income taxes                  790        908      1,621      1,924
Income tax expense                                   107        139        224        317
                                                --------   --------   --------   --------
         Net income                             $    683   $    769   $  1,397   $  1,607
                                                ========   ========   ========   ========
Per share data:
   Earnings per share, basic                    $   3.45   $   3.90   $   7.06   $   8.15
                                                ========   ========   ========   ========
   Weighted average common shares outstanding    197,941    197,091    197,941    197,091
                                                ========    =======   ========    =======
   Cash dividends declared per share            $     --   $     --   $   2.00   $   2.00
                                                ========   ========   ========   ========

                            See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                                                       Total
                                                     Common   Paid-In   Retained    Accumulated Other   Treasury   Stockholders'
Dollars in thousands, except per share data           Stock   Capital   Earnings   Comprehensive loss     Stock        Equity
                                                     ------   -------   --------   ------------------   --------   -------------
Balance, December 31, 2004                            $200      $690    $37,319          $(331)          $(562)       $37,316
   Comprehensive Income:
      Net income                                        --        --      1,607             --              --          1,607
      Change in unrealized net losses on
         securities available for sale, net of tax                                          27                             27
                                                                                                                      -------
         Total comprehensive income                                                                                     1,634
                                                                                                                      -------
   Cash dividends declared on common
      stock, $2.00 per share                            --        --       (394)            --              --           (394)
                                                      ----      ----    -------          -----           -----        -------
Balance, June 30, 2005                                $200      $690    $38,532          $(304)          $(562)       $38,556
                                                      ====      ====    =======          =====           =====        =======

                                                                                                                       Total
                                                     Common   Paid-In   Retained    Accumulated Other   Treasury   Stockholders'
Dollars in thousands                                  Stock   Capital   Earnings   Comprehensive loss     Stock        Equity
                                                     ------   -------   --------   ------------------   --------   -------------
Balance, December 31, 2005                            $200      $753    $39,603         $  (844)         $(418)       $39,294
   Comprehensive Income:
      Net income                                        --        --      1,397              --             --          1,397
      Change in unrealized net losses on
         securities available for sale, net of tax                                         (613)                         (613)
                                                                                                                      -------
         Total comprehensive income                                                                                       784
                                                                                                                      -------
   Cash dividends declared on common
      stock, $2.00 per share                            --        --       (396)             --             --           (396)
                                                      ----      ----    -------         -------          -----        -------
Balance, June 30, 2006                                $200      $753    $40,604         $(1,457)         $(418)       $39,682
                                                      ====      ====    =======         =======          =====        =======

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands

Six Months Ended June 30,                                     2006      2005
                                                            -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 1,397   $ 1,607
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                              101        95
      Net amortization of securities                             72       116
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                         (54)      (37)
            Other assets                                       (257)     (251)
         Increase in:
            Other liabilities                                     2        14
                                                            -------   -------
         Net cash provided by operating activities            1,261     1,544
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing deposits
      with banks                                                 49        13
   Increase in interest bearing time deposits                    --      (100)
   Net (increase) decrease in federal funds sold              2,348    (1,086)
   Purchase of securities available for sale                 (1,308)   (4,532)
   Proceeds from maturities/calls of securities
      available for sale                                      3,512     4,501
   Purchase of securities held to maturity                   (3,229)   (1,143)
   Proceeds from maturities/calls of securities
      held to maturity                                        1,932     1,838
   Net increase in loans                                     (3,133)   (2,118)
   Purchases of premises and equipment                         (150)     (376)
                                                            -------   -------
      Net cash provided (used) in investing activities           21    (3,003)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                       (2,335)    1,205
   Increase in short-term orrowing                            1,015        --
   Dividends paid                                              (396)     (394)
                                                            -------   -------
      Net cash provided (used) in financing activities       (1,716)      811
                                                            -------   -------
      Decrease in cash and cash equivalents                    (434)     (648)
Cash and cash equivalents:
   Beginning                                                  2,958     4,076
                                                            -------   -------
   Ending                                                   $ 2,524   $ 3,428
                                                            =======   =======
Supplementary Cash Flows Information
   Interest Paid                                            $ 2,391   $ 2,105
                                                            =======   =======
   Income Taxes Paid                                        $   233   $   381
                                                            =======   =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2006. These statements should be read in conjunction with notes to the financial statements contained in the 2005 Annual Report to Stockholders.

For further information, refer to the financial statements and footnotes thereto included in the Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2005.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six months and three months ended June 30, 2006 and 2005 are as follows:

                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                ------------------   ----------------
                                                    2006    2005        2006   2005
                                                   -----   -----       -----   ----
                                                            (In Thousands)
Unrealized holding gains (losses) on
   available for sale securities                   $(352)  $ 530       $(929)  $ 41
Tax effect                                           120    (180)        316    (14)
                                                   -----   -----       -----   ----
Other comprehensive income (loss), net of tax      $(232)  $ 350       $(613)  $ 27
                                                   =====   =====       =====   ====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $336,000 of standby letters of credit as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement

No. 109" (FIN 48)), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely that not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect that there will be any impact of adopting FIN 48 on our financial statements.

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

OVERVIEW

Net income for the second quarter of 2006 decreased 11% to $683,000 as compared to $769,000 for the second quarter of 2005 as total revenues increased 3.3% from $2.670 million to $2.758 million for the quarter and total expenses increased 9.2% from $1.901 million to $2.075 million. Net income per common share decreased 11.5% to $3.45 per share from $3.90 per share in the second quarter a year ago. At June 30, 2006, the Corporation had total assets of $212.6 million, total loans of $86.2 million, and total deposits of $170.9 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $205.8 million for the second quarter of 2006 as compared to $204.3 million for the same period in 2005. The yield on earning assets for the second quarter of 2006 increased to 5.3% from 5.1% for the same period last year. The growth in interest earning assets was mainly the result of an increase of $5.3 million in average total loans and decrease of $3.8 million in investments. Average interest-bearing liabilities decreased from $157.2 million during the second quarter of 2005 to $154.9 million during the second quarter of 2006. The decline in average interest bearing liabilities was the result of an increase in time deposits and Federal Funds purchased of $9.3 million offset by decreases in demand deposits and savings deposits of $500,000 and $11.1 million, respectively. The decline in average interest bearing liabilities was mainly due to the competitive interest rate environment.

The average yield on earning assets was 5.3% for the second quarter of 2006 as compared to 5.1% for the same quarter in 2005. The average rate paid on interest-bearing liabilities was 3.2% for the second quarter of 2006 and 2.8% for the second quarter of 2005, an increase of 40 basis points. This was the result of the increasing interest rate environment that was experienced during 2005 and into 2006.

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

Interest income for the second quarter of 2006 increased by $107,000, or 4.1% over the second quarter of 2005. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the second quarter of 2006 increased by $125,000, or 11.3%, compared to the second quarter of 2005. The increase was due to the continued increase in rates being offered and paid on interest bearing deposits, mainly certificates of deposits.

Net interest income for the second quarter of 2006 decreased by $18,000 or 1.2% over the second quarter of 2005. As marketplace rates increased slightly on loans and securities, the rates on interest bearing accounts increased significantly higher. Net income for the second quarter of 2006 was affected by those increasing rate adjustments.

For the six months ended June 30, 2006, interest income increased by $220,000 or 4.3%, over the same period in 2005. The increase for the first six months was mostly related to the increasing interest rates on loan products and securities purchased. Interest earning assets for the first six months of 2006 averaged $206.0 million versus $203.5 million for the comparable period in 2005. The yield on those assets increased from 5.1% for the first six month of 2005 to 5.2% for the same period in 2006.

Interest expense for the first six months of 2006 increased $301,000 or 14.0% as compared to the first six months of 2005. The level of average interest-bearing liabilities decreased from $157.1 million for the first half of 2005 to $155.2 million for the first six months of 2006. The average rate paid for the first half of 2006 was 3.2% as compared to 2.8% for the first half of 2005.

Net interest income for the first six months of 2006 decreased by $81,000 or 2.7% over the same period in 2005. The company's net interest margin decreased from 3.0% for the six months ended June 30, 2006 to 2.9% for the same period last year.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the second quarter of 2006 remained relatively stable compared to the same period in 2005. During the second quarter of 2006, yields on earning assets increased to 5.3% as compared to 5.1% for the second quarter of 2005. Rates paid on interest bearing deposits increased to 3.2%, as compared to 2.8%, for the second quarter of 2005.

PROVISION FOR LOAN LOSSES

Based on historical and projected loss trends, no provision for loan losses was made for the second quarter of 2006 or 2005. Management concluded that the allowance for loan losses had an adequate balance to justify no provision for these quarters.

For six months ending June 30, 2006 and 2005, there was no provision for loan losses. Based on historical and projected loss trends, management concluded that the allowance for loan loss had an adequate balance to justify no provision for the first six months of 2006 and 2005.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2006 decreased by $19,000, or 27.1% from the same period in 2005 due mainly to an adjustment for creditor insurance fee income. Non-interest income for the first six months of 2006 decreased by $9,000 or 6.7% from the same period in 2005. The decrease was mainly attributed to the adjustment for creditor insurance fee income and was offset in part by increase in rental income.

NON-INTEREST EXPENSE

For the second quarter of 2006, non-interest expenses increased by $81,000, or 12.3%, to $735,000, compared to $654,000 over the same period in 2005. This increase is primarily the result of an increase in salaries/employee benefits and maintenance/depreciation expenses related to data processing and Internet related hardware and software purchases.

Salary expenses and employee benefits, which represent the largest component, 46.0%, of non-interest expenses, increased by $27,000, or 8.7%, for the second quarter of 2006. This increase is the result of increases in health insurance costs and the hiring of additional personnel to meet the demands of business growth.

Occupancy and furniture/equipment expense for the second quarter of 2006 increased by $21,000 or 23.1% as compared to the second quarter of 2005. This increase is mostly the result of maintenance/depreciation expenses related to data processing and Internet related hardware and software purchases.

Other expenses increased by $28,000 or 17.3% throughout the second quarter of 2006 as compared to the second quarter of 2005. This increase was due to increased accrual for professional services related to SEC filing requirements.

For the first six months of 2006, non-interest expense increased by $213,000 or 17.2% over the same period in 2005.

Salary expenses and employee benefits, which represents the largest component, 48.0%, of non-interest expenses, increased by $71,000 or 11.4%, over the first six months of 2005. The increase was due to normal salary adjustments, hiring of additional staff, and increases in health insurance premiums.

Occupancy and furniture/equipment expenses for the first six months of 2006 increased by $51,000 or 30.0% as compared to the first six months of 2005. This increase was mostly the result of maintenance/depreciation expenses related to data processing and Internet related hardware and software purchases.

Shares tax expense increased by $58,000 or 44% from the same period in 2005. This increase was due mainly to the unavailability of tax credits for qualified contributions to educational foundation made in 2005.

Net other expenses increased by $33,000 or 10.6% for the first six months ended June 30, 2006 over the first half of 2005. This increase in net other expenses is due to increased accrual for professional services related to SEC filing requirements.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.30% for the three months ended June 30, 2006, higher than the 1.11% for the three months ended June 30, 2005. It was 1.25% for the first six months of 2006, compared to 1.06% for the same period one year ago. The increases were due in part to increase in salary and employee benefits, occupancy and equipment expenses and increased professional services.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2006, the operating efficiency ratio was 48.2%, which increased over the 41.9% for the same period in 2005. For the six months ended June 30, 2006, this ratio was

47.2% compared to 39.1% for the six months ended June 30, 2005. The increases were due in part to increase in salary and employee benefits, occupancy and equipment expenses and increased professional services

PROVISION FOR FEDERAL INCOME TAXES

The provision for federal income taxes was $107,000 for the second quarter of 2006, as compared to $139,000 for the same period in 2005. For six months ended June 30, the provision was $224,000 and $317,000 for 2006 and 2005, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 13.5% for the second quarter of 2006 and 15.3% for the second quarter of 2005. The effective tax rate for the first six months of 2006 and 2005 were 13.8% and 16.5%, respectively. The effective tax rate is lower than the statutory rate of 34% due to tax-exempt interest income on securities and loans and is lower than same period for the previous year due to tax-exempt investment income comprising a higher percentage of income before income taxes.

NET INCOME

Net income for the second quarter of 2006 was $683,000, a decrease of $86,000 or 11.0% over the $769,000 recorded in the second quarter of 2005.

Net income for the first six months of 2006 decreased by $210,000 or 13.1% as compared to June 30, 2005. This was mainly due to decreased net interest income and increases in other expenses.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the second quarter of 2006 declined to 1.3% from 1.5% in the second quarter of 2005. The ROA for the first six months of 2006 also declined to 1.3% from 1.5% in the same period for 2005.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2006 was 6.9% as compared to 8.1% for the second quarter of 2005. The ROE for the first six months of 2006 was 7.1% as compared to 8.6% for the same period of 2005.

FINANCIAL CONDITION

SECURITIES

During the first six months of 2006 securities available for sale decreased by $3.2 million from $42.0 million as of December 31, 2005 to $38.8 million as of June 30, 2006. This decrease was due mainly to the payments received on mortgage backed securities. Securities held to maturity increased by $2.3 million from $78.9 million to $80.2 million. This increase was due mainly to the purchase of higher yielding government agency securities.

The securities available for sale portfolio had an unrealized loss of $1.5 million, net of taxes at the end of the second quarter of 2006, due to rising interest rates throughout much of 2005 into 2006. Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment.

Federal funds sold decreased by $2.3 million from $2.3 million to $0 during the first six months of 2006 from December 31, 2005. The decrease in Federal Funds was due to funding the increase in loans and reduction in deposits. Total securities aggregated $119.1 million at June 30, 2006, and represented 56.0% of total assets.

The weighted average life of the combined securities portfolio was approximately10 years at June 30, 2006 with a weighted yield of 5.2% comparable to that for the same period in 2005.

NET LOANS RECEIVABLE

During the first six months of 2006 net loans receivable increased by $3.1 million or 3.8% from $82.4 million at December 31, 2005, to $85.5 million on June 30, 2006. Loans receivable represented 50.0% of total deposits and 40.2% of total assets at June 30, 2006, as compared to 47.5% and 38.6%, respectively, at December 31, 2005.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

There were no non-accrual loans at June 30, 2006 and December 31, 2005. There was no foreclosed real estate held by the Corporation as of June 30, 2006 and December 31, 2005.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2006 and December 31, 2005.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                       June 30,   December 31,
                                         2006         2005
                                       --------   ------------
Nonaccrual loans:                        $  --        $  --
Commercial                                  --           --
Consumer                                    --           --
Real Estate:
   Construction                             --           --
   Mortgage                                 --           --
                                         -----        -----
      Total nonaccrual                      --           --
Loans past due 90 days or more              68           67
Restructured loans                          --           --
                                         -----        -----
      Total nonperforming loans             68           67
Foreclosed real estate                      --           --
                                         -----        -----
      Total nonperforming assets         $  68        $  67
                                         =====        =====
Nonperforming loans to total loans        0.08%        0.08%
Nonperforming assets to total assets      0.03%        0.03%

The following table sets forth the Corporation's provision and allowance for loan losses.

                                                 Six Months       Six Months
                                               Ending 6/30/06   Ending 6/30/05
                                               --------------   --------------
Balance at beginning of period                      $ 657           $ 663
Provision for loan losses                              --              --
Recoveries of loans previously charged-off
   Commercial                                          --              --
   Consumer                                             1               6
   Real Estate                                         --              --
                                                    -----           -----
Total recoveries                                        1               6
Loans charged-off:
   Commercial                                          --              --
   Consumer                                            (1)             (7)
   Real Estate                                         --              --
                                                    -----           -----
Total charged-off                                      (1)             (7)
                                                    -----           -----
Net charge-offs                                        --              (1)
                                                    -----           -----
Balance at end of period                            $ 657           $ 662
                                                    =====           =====
Net charge-offs as a percentage of average
   loans outstanding                                 0.00%           0.00%
Allowance for loan losses as a percentage of
   period-end loans                                  0.76%           0.84%

DEPOSITS

Total deposits at June 30, 2006, were $170.9 million, down $2.4 million, or 1.4%, over total deposits of $173.3 million at December 31, 2005. The average balances for the first six months of 2006 and 2005 are presented in the following table:

                                Six Months Ended June 30,
                                  (Dollars in thousands)
                         ---------------------------------------
                                2006                 2005
                         ------------------   ------------------
                          Average   Average    Average   Average
                          Balance     Rate     Balance     Rate
                         --------   -------   --------   -------
Demand Deposits:
   Noninterest-bearing   $ 17,250             $ 15,136
   Interest-bearing         8,209     1.60       8,485     .90%
Savings                    53,159     1.68      65,088    1.57%
Time deposits:
   <$100,000               62,768     4.00      56,593    3.68%
   >$100,000               30,666     4.42      26,973    4.11%
                         --------             --------
Total Deposits           $172,052             $172,275
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2006, the Corporation's simulation model indicates net interest income would increase .46% within the first year if rates increased as described above. The model projects that net interest income would decrease by 1.25% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at June 30, 2006 totaled $8.730 million. This consisted of $2.271 million in tax-exempt loans, commercial real estate, construction, and land development loans, $4.123 million in home equity lines of credit, $336,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At June 30, 2006, stockholders' equity totaled $39.7 million, up 1.0% over stockholders' equity of $39.3 million at December 31, 2005. The increase in stockholders' equity for the six months ended June 30, 2006 included a $613,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $1,001,000 in retained net income.

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

The following table provides a comparison of the Corporation's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                       For Capital
                             June 30,   December 31,     Adequacy
                               2006         2005         Purposes
                             --------   ------------   -----------
Risk-Based Capital Ratios:
   Tier 1 Capital              40.3%        40.6%         4.00%
   Total Capital               40.9%        41.2%         8.00%
   Leveraged Capital           19.3%        18.7%         4.00%

The Bank's capital ratios are not materially different from that of the Corporation. At June 30, 2006, the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2005. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of June 30, 2006, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls during the quarter ended June 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) An annual meeting of shareholders was held on May 10, 2006, at The NOVA Building, Coplay, PA.

     b)   One matter was voted on at the May 10, 2006, meeting as follows:

    ELECTION OF           TERM      VOTES CAST   VOTES AGAINST
     DIRECTORS          EXPIRES         FOR       OR WITHHELD*
    -----------       -----------   ----------   -------------
John F. Simock        April, 2009     176,670          20
Mary Ann Wagner       April, 2009     176,670          20
Duane A. Schleicher   April, 2009     176,135         555

*    Includes broker nonvotes

Directors whose term continued after the meeting:   Term Expires
-------------------------------------------------   ------------
Robert B. Heintzelman                               April, 2007
Kevin A. Schmidt                                    April, 2007
John J. Remaley                                     April, 2008
Herman P. Snyder                                    April, 2008
John F. Sharkey, Jr.                                April, 2008

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

                                        NEFFS BANCORP, INC.


Date: August 9, 2006                    /s/ John J. Remaley
                                        ----------------------------------------
                                        John J. Remaley, President