Form 10-Q
period 2006-09-30
NEFFS BANCORP INC
filed 2006-11-13
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 000-32605

                               NEFFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                            23-2400383
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

                              Yes  X    No
                                  ---      ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer:     Accelerated filer:     Non-Accelerated filer:  X
                         ---                    ---                        ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                              Yes       No  X
                                  ---      ---

As of September 30, 2006, 197,941 shares of common stock, par value of $1.00 were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         September 30, 2006 and December 31, 2005..........................    3

         Consolidated Statements of Income (Unaudited)
         Three months ended September 30, 2006 and September 30, 2005
         Nine months ended September 30, 2006 and September 30, 2005.......    4

         Consolidated Statements of Stockholders' Equity  (Unaudited)
         Nine months ended September 30, 2006 and September 30, 2005.......    5

         Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2006 and September 30, 2005.......    6

         Notes to the Interim Consolidated Financial Statements
         (Unaudited).......................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   19

Item 4.  Controls and Procedures...........................................   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   20

Item 1A. Risk Factors......................................................   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   20

Item 3.  Defaults Upon Senior Securities...................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   20

Item 5.  Other Information.................................................   20

Item 6.  Exhibits .........................................................   20

SIGNATURES.................................................................   22

ITEM 1.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                              September 30,   December 31,
                                                                   2006           2005
                                                              -------------   ------------
Dollars in thousands, except per share data
                           ASSETS
Cash and due from banks                                         $  2,270        $  2,958
Interest bearing deposits with banks                                 134             163
Federal funds sold                                                   127           2,348
Securities available for sale                                     38,411          42,021
Securities held to maturity, fair value
   $81,760 in 2006; $79,248 in 2005                               81,360          78,923
Loans                                                             87,021          83,042
   Less allowance for loan losses                                   (658)           (657)
                                                                --------        --------
         Net loans                                                86,363          82,385
                                                                --------        --------
Premises and equipment, net                                        2,563           2,549
Other assets                                                       2,595           2,200
                                                                --------        --------
         Total assets                                           $213,823        $213,547
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits
      Non-interest bearing                                      $ 17,789        $ 16,912
      Interest bearing                                           154,003         156,364
                                                                --------        --------
         Total deposits                                          171,792         173,276
   Other liabilities                                               1,516             977
                                                                --------        --------
         Total liabilities                                       173,308         174,253
                                                                --------        --------
Stockholders' Equity:
   Common stock, $1 par value, authorized 2,500,000 shares;
      issued 200,000 shares; outstanding 197,941 shares              200             200
   Paid-in capital                                                   753             753
   Retained earnings                                              40,906          39,603
   Accumulated other comprehensive loss                             (926)           (844)
   Treasury stock, at cost 2,059 shares                             (418)           (418)
                                                                --------        --------
         Total stockholders' equity                               40,515          39,294
                                                                --------        --------
         Total liabilities and stockholders' equity             $213,823        $213,547
                                                                ========        ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                -------------------   -------------------
                                                  2006       2005       2006       2005
                                                --------   --------   --------   --------
Dollars in thousands, except per share data
Interest income:
   Interest and fees on loans                   $  1,387   $  1,274   $  4,018   $  3,722
   Interest and dividends on investments:
      Taxable                                        896        833      2,620      2,486
      Exempt from federal income taxes               490        514      1,495      1,548
   Interest on federal funds sold and other           14         24         43         58
                                                --------   --------   --------   --------
         Total interest income                     2,787      2,645      8,176      7,814
                                                --------   --------   --------   --------
Interest Expense
   Deposits                                        1,299      1,171      3,742   $  3,315
   Borrowings                                          9         --         11         --
                                                --------   --------   --------   --------
         Total interest expense                    1,308      1,171      3,753      3,315
                                                --------   --------   --------   --------
         Net interest income                       1,479      1,474      4,423      4,499
                                                --------   --------   --------   --------
Other income:
   Service charges on deposit accounts                37         42        111        125
   Other service charges and fees                     24         27         60         75
   Other income                                        2          3         18          7
                                                --------   --------   --------   --------
         Total other income                           63         72        189        207
                                                --------   --------   --------   --------
Other expenses:
   Salaries and employee benefits                    323        298      1,018        922
   Occupancy                                          52         51        123        122
   Furniture and equipment                            75         75        225        174
   Pennsylvania shares tax                            96         90        286        222
   Other expenses                                    184        166        527        476
                                                --------   --------   --------   --------
         Total other expenses                        730        680      2,179      1,916
                                                --------   --------   --------   --------
         Income before income taxes                  812        866      2,433      2,790
Income tax expense                                   114        127        338        444
                                                --------   --------   --------   --------
         Net income                             $    698   $    739   $  2,095   $  2,346
                                                ========   ========   ========   ========
Per share data:
   Earnings per share, basic                    $   3.52   $   3.75   $  10.58   $  11.90
                                                ========   ========   ========   ========
   Weighted average common shares outstanding    197,941    197,091    197,941    197,091
                                                ========   ========   ========   ========
   Cash dividends declared per share            $   2.00   $   2.00   $   4.00   $   4.00
                                                ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)

                                                                                Accumulated                     Total
                                              Common   Paid-In   Retained          Other         Treasury   Stockholders'
                                               Stock   Capital   Earnings   Comprehensive Loss     Stock        Equity
                                              ------   -------   --------   ------------------   --------   -------------
Dollars in thousands, except per share data
Balance, December 31, 2004                     $200      $690    $37,319          $(331)          $(562)       $37,316
   Comprehensive Income:
      Net income                                 --        --      2,346             --              --          2,346
      Change in unrealized net losses on
         securities available for sale,
         net of tax                                                                (330)                          (330)
                                                                                                               -------
         Total comprehensive income                                                                              2,016
                                                                                                               -------
   Cash dividends declared on common stock,
      $4.00 per share                            --        --       (788)            --              --           (788)
                                               ----      ----    -------          -----           -----        -------
Balance, September 30, 2005                    $200      $690    $38,877          $(661)          $(562)       $38,544
                                               ====      ====    =======          =====           =====        =======

                                                                                Accumulated                     Total
                                              Common   Paid-In   Retained          Other         Treasury   Stockholders'
                                               Stock   Capital   Earnings   Comprehensive Loss     Stock        Equity
                                              ------   -------   --------   ------------------   --------   -------------
Dollars in thousands, except per share data
Balance, December 31, 2005                     $200      $753    $39,603          $(844)          $(418)       $39,294
   Comprehensive Income:
      Net income                                 --        --      2,095             --              --          2,095
      Change in unrealized net losses on
         securities available for sale,
         net of tax                                                                 (82)                           (82)
                                                                                                               -------
         Total comprehensive income                                                                              2,013
                                                                                                               -------
   Cash dividends declared on common stock,
      $4.00  per share                           --        --       (792)            --              --           (792)
                                               ----      ----    -------          -----           -----        -------
Balance, September 30, 2006                    $200      $753    $40,906          $(926)          $(418)       $40,515
                                               ====      ====    =======          =====           =====        =======

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               2006      2005
                                                             -------   -------
Dollars in thousands
Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 2,095   $ 2,346
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                               151       118
      Net amortization of securities                             106       179
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                         (250)     (176)
            Income taxes receivable                               --       (92)
            Other assets                                        (103)      (67)
         Increase in:
            Other liabilities                                    143        28
                                                             -------   -------
         Net cash provided by operating activities             2,142     2,336
                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in interest bearing deposits with banks               29        10
   Increase in interest bearing time deposits                     --      (100)
   Decrease in federal funds sold                              2,221       856
   Purchase of securities available for sale                  (1,888)   (7,945)
   Proceeds from maturities/calls and principal repayments
      of securities available for sale                         5,258     7,253
   Purchase of securities held to maturity                    (5,728)   (1,642)
   Proceeds from maturities/calls of securities held to
      maturity                                                 3,301     2,832
   Net increase in loans                                      (3,978)   (4,056)
   Purchases of premises and equipment                          (165)     (360)
                                                             -------   -------
      Net cash used in investing activities                     (950)   (3,152)
                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                        (1,484)      286
   Dividends paid                                               (396)     (394)
                                                             -------   -------
      Net cash used by financing activities                   (1,880)     (108)
                                                             -------   -------
      Decrease in cash and cash equivalents                     (688)     (924)
Cash and cash equivalents:
   Beginning                                                   2,958     4,076
                                                             -------   -------
   Ending                                                    $ 2,270   $ 3,152
                                                             =======   =======
Supplementary Cash Flows Information
   Interest Paid                                             $ 3,620   $ 3,211
                                                             =======   =======
   Income Taxes Paid                                         $   386   $   529
                                                             =======   =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2006. These statements should be read in conjunction with notes to the financial statements contained in the 2005 Annual Report to Stockholders.

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

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months and three months ended September 30, 2006 and 2005 are as follows:

                                                 Three Months    Nine Months
                                                    Ended           Ended
                                                September 30,   September 30,
                                                -------------   -------------
                                                 2006    2005    2006    2005
                                                -----   -----   -----   -----
Dollars in thousands
Unrealized holding gains (losses) on
   available for sale securities                $ 805   $(541)  $(124)  $(500)
Tax effect                                       (274)    184      42     170
                                                -----   -----   -----   -----
Other comprehensive income (loss), net of tax   $ 531   $(357)  $ (82)  $(330)
                                                =====   =====   =====   =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each year. The Corporation currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $1,202,000 of standby letters of credit as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

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

In September 2006, the FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Corporation has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

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

OVERVIEW

Net income for the third quarter of 2006 decreased 5.5% to $698,000 as compared to $739,000 for the third quarter of 2005 due mainly to increased operating expenses. Net income per common share decreased 6.1% to $3.52 per share from $3.75 per share in the third quarter a year ago. At September 30, 2006, the Corporation had total assets of $214 million, total loans of $86 million, and total deposits of $172 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $208.1 million for the third quarter of 2006 as compared to $206.0 million for the same period in 2005. The yield on earning assets for the third quarter of 2006 was 5.4%, compared to 5.1% for the same period in 2005. The growth in interest earning assets was the result of a $7.5 million increase in average total loans which was partially offset by a decrease of $3.5 million in investments.

Average interest-bearing liabilities decreased from $156.9 million during the third quarter of 2005 to $155.4 million during the third quarter of 2006. Decline in average interest bearing liabilities was the result of increases in time deposits of $9.0 million; offset by a $10.3 million decrease in savings deposits and an $850,000 increase in interest bearing demand deposits. The net decline in average interest bearing liabilities was mainly due to the competitive interest rate environment.

The average rate paid on interest-bearing liabilities was 3.4% for the third quarter of 2006 and 3.0% for the third quarter of 2005, an increase of 39 basis points. This was the result of the increasing interest rate environment that was experienced during much of 2005 and 2006.

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

Interest income increased by $142,000, or 5.4%, over the third quarter of 2005. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the third quarter of 2006 increased by $137,000, or 11.7%, compared to the third quarter of 2005. The increase was due to the general increase in rates being offered and paid on interest bearing deposits, mainly certificates of deposit.

Net interest income increased by $5,000, or 0.3%, over the third quarter of 2005. As marketplace rates continued to increase, the Corporation increased rates being offered on interest bearing deposit accounts. Interest-earning asset yields have not increased to the same extent, however, interest-earning assets have increased over the prior year to provide the increase in net interest income.

For the nine months ended September 30, 2006, interest income increased by $362,000 or 4.6%, over the same period in 2005. Interest earning assets for the first nine months of 2006 averaged $206.7 million versus $204.3 million for the comparable period in 2005. The yield on those assets for 2006 was 5.3%, which remained constant over the same period in 2005.

Interest expense for the first nine months of 2006 increased by $438,000 or 13.2%. Average interest-bearing liabilities decreased from $157.0 million for the first nine months of 2005 to $155.3 million for the first nine months of 2006. The average rate paid for these nine months was 3.2%, an increase of 40 basis points from 2.8% for the comparable period in the prior year.

Net interest income for the first nine months of 2006 decreased by $76,000, or 1.7%, over the same period in 2005, due to increased rates being offered on interest bearing deposit accounts. Interest-earning asset yields have not increased to the same extent. The company's net interest margin remained constant at 2.9% for the first nine months of 2006 and 2005.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the third quarter of 2006 was 2.8%, which is a slight decrease from 2.9% for the third quarter of 2005. During the third quarter of 2006, yields on earning assets increased to 5.4% compared to 5.1% for the third quarter of 2005. Rates paid on interest bearing deposits increased to 3.4%, as compared to 3.0%, for the third quarter of 2005.

PROVISION FOR LOAN LOSSES

Based on historical and projected loss trends, no provision for loan losses was made for the first nine months of 2006 or 2005. Management has concluded that the Allowance for Loan Losses had an adequate balance to justify no provision being made for the first nine months of 2006.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2006 decreased by $9,000, or 12.5%, over the same period in 2005. The decrease was due mainly to a decrease in service charges on deposit accounts and an adjustment for creditor insurance fee income. Non-interest income for the nine months ended September 30, 2006 decreased by $18,000 or 8.7%. The decrease was mainly attributable to the adjustment for creditor insurance fee income and was offset in part by an increase in rental income.

NON-INTEREST EXPENSE

For the third quarter of 2006, non-interest expenses increased by $50,000, or 7.4%, to $730,000, compared to $680,000 over the same period in 2005. The majority of this increase is related to increases in salary/employee benefits and maintenance/depreciation expenses related to data processing and Internet related hardware and software purchases.

Salary and employee benefits represent the largest component, 44.2%, of non-interest expenses, increased by $25,000, or 8.4%, for the third quarter of 2006. This increase is the result of increases in health insurance costs, normal salary increases and the hiring of additional staff.

Other expenses increased by $18,000 or 10.8% in the third quarter of 2006 as compared to the third quarter of 2005. This increase is due to increased accrual for professional services related to SEC filing requirements.

For the first nine months of 2006, non-interest expense increased by $263,000 or 13.7% over the same period in 2005.

Salary expense and employee benefits, which represent the largest component, 46.7% of non-interest expenses, had an increase of $96,000 or 10.4% over the first nine months of 2005. This increase was due to normal salary adjustments, hiring of additional staff, and increases in health insurance premiums.

Occupancy expense and furniture and equipment expense for the first nine months of 2006 increased by $52,000 or 17.6% as compared to the same period of 2005. This increase was mostly the result of maintenance/depreciation expenses related to data processing and Internet related hardware and software purchases.

Shares tax expense increased by $64,000, or 28.8%, from $222,000 to $286,000 for the first nine months of 2005 as compared to the same period of 2006. This increase was due mainly to the unavailability of tax credits for 2006 for qualified contributions to an educational foundation. Such tax credits were available in 2005.

Other expenses increased by $51,000 or 10.7% for the first nine months ended September 30, 2006 over the first nine months of 2005. This increase in other expenses is due to an increased accrual for professional services of $60,000 related to SEC filing requirements, increased expenses for EDP consulting and conferences, net of a $50,000 decrease in qualified contribution to an educational foundation.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.25% for the three months ended September 30, 2006, slightly higher than 1.14% for the three months ended September 30, 2005. It was 1.25% for the first nine months of 2006 compared to 1.08% for the comparable period in 2005.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2006, the operating efficiency ratio was 47.3% compared to 44.0% for the similar period in 2005. For the nine months ended September 30, 2006, this ratio was 47.2% compared to 40.7% for the nine months ended September 30, 2005. The increases were due in part to increase in salary and employee benefits, occupancy and equipment expenses and increased professional services.

PROVISION FOR FEDERAL INCOME TAXES

The provision for federal income taxes was $114,000 for the third quarter of 2006, as compared to $127,000 for the same period in 2005. For nine months ended September 30, the provision was $338,000 and $444,000 for 2006 and 2005, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 14.0% for the third quarter of 2006 and 14.7% for the third quarter of 2005. The effective tax rate for the first nine months of 2006 and 2005 were 13.9% and 15.9%, respectively. The effective tax rate is lower than the statutory rate of 34% due to tax-exempt interest income on securities and loans and is lower than same period for the previous year due to tax-exempt investment income comprising a higher percentage of income before income taxes.

NET INCOME

Net income for the third quarter of 2006 was $698,000, a decrease of $41,000 or 5.5% over the $739,000 recorded in the third quarter of 2005. This decrease was primarily the result of increases in non-interest expenses.

Net income for the first nine months of 2006 decreased by $251,000, or 10.7%, as compared to September 30, 2005. This was mainly due to decreased net interest income due to the increasing rate environment on deposit accounts and increases in other expenses.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the third quarter of 2006 was 1.3% compared to 1.4% for the third quarter of 2005. The ROA for the first nine months of 2006 declined to 1.3% from 1.5% during the first nine months of 2005.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2006 was 7.0% as compared to 7.7% for the third quarter of 2005. The ROE for the first nine months of 2006 was 7.1% as compared to 8.3% for the same period of 2005.

FINANCIAL CONDITION

SECURITIES

During the first nine months of 2006 securities available for sale decreased by $3.6 million from $42.0 million as of December 31, 2005 to $38.4 million as of September 30, 2006. This decrease was due mainly to the payments received on mortgage backed securities that were not reinvested in securities available for sale. Securities held to maturity increased by $2.4 million from $78.9 million to $81.4 million. This increase was due mainly to the purchase of higher yielding government agency securities.

Federal funds sold decreased by $2.2 million from $2.3 million to $0.1 million during the first nine months of 2006 from December 31, 2005 as such funds were used to fund loan growth. Total securities and federal funds sold aggregated $119.9 million at September 30, 2006, and represented 56.1% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2006 was 5.3% as compared to 4.3% for the similar period of 2005. For the third quarter of 2006, the average yield on the combined securities portfolio was 5.4% as compared to 4.3% for the same period in 2005. The weighted average life of the combined securities portfolio was approximately 10 years at September 30, 2006.

NET LOANS RECEIVABLE

During the first nine months of 2006 net loans receivable increased by $4.0 million, or 4.9%, from $82.4 million at December 31, 2005, to $86.4 million on September 30, 2006. This increase consisted of a $2.2 million increase in installment loans, a $1.2 million increase in Single Payment loans, and a $1.2 million increase in Real Estate mortgages. These increases were offset by a $726,000 decrease in Line of Credit loans. Loans receivable represented 50.2% of total deposits and 40.4% of total assets at September 30, 2006, as compared to 47.5% and 38.6%, respectively, at December 31, 2005.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

There were no nonaccrual loans as of September 30, 2006 and December 31, 2005. There was no foreclosed real estate held by the Corporation as of September 30, 2006 and December 31, 2005.

                         Nonperforming Loans and Assets

                                       September 30,   December 31,
(Dollars in Thousands)                      2006           2005
                                       -------------   ------------
Nonaccrual Loans:
Commercial                                 $  --           $  --
Real Estate:                                  --              --
   Construction                               --              --
   Mortgage                                   --              --
                                           -----           -----
      Total nonaccrual                        --              --
Restructured loans                            --              --
Loans past due 90 days or more                 7              67
                                           -----           -----
      Total nonperforming loans                7              67
Foreclosed real estate                        --              --
                                           -----           -----
      Total nonperforming assets               7              67
                                           =====           =====
Nonperforming loans to total loans          0.01%           0.08%
Nonperforming assets to total assets        0.00%           0.03%

The following table sets forth the Corporation's provision and allowance for loan losses.

                            Allowance for Loan Losses

                                                  9 Months        9 Months
                                                   Ending          Ending
                                               September 30,   September 30,
                                                    2006            2005
                                               -------------   -------------
(Dollars in Thousands)
Balance at beginning of period                     $ 657           $ 662
Provisions charged to operating expenses              --              --
Recoveries of loans previously charged-off:
   Commercial                                         --              --
   Consumer                                            2              --
   Real estate                                        --              --
                                                   -----           -----
Total Recoveries                                       2              --
Loans Charged-off:
   Commercial                                         --              --
   Consumer                                           (1)             (3)
   Real Estate                                        --              --
                                                   -----           -----
Total Charged-off                                     (1)             (3)
                                                   -----           -----
Net (Charge-off) recoveries                            1              (3)
                                                   -----           -----
Balance at end of period                           $ 658           $ 659
                                                   =====           =====
Net Charge-offs as a percentage of
   average loans outstanding                        0.00%           0.00%
Allowance for loan losses as a percentage of
   period end loans                                 0.76%           0.81%

DEPOSITS

Total deposits at September 30, 2006, were $171.8 million, down $1.5 million, or ..9%, over total deposits of $173.3 million at December 3l, 2005. The average balances for the first nine months of 2006 and 2005 are presented in the following table:

                               Nine Months Ended September 30,
                           ---------------------------------------
                                  2006                 2005
                           ------------------   ------------------
                            Average   Average    Average   Average
                            Balance     Rate     Balance     Rate
                           --------   -------   --------   -------
(Dollars in thousands)
Demand Deposits:
   Noninterest-bearing     $ 17,432             $ 15,378
   Interest-bearing           8,028    1.60%       8,465     .97%
Savings                      51,841    1.68%      63,500    1.61%
Time deposits:
   Less than $100,000        63,936    4.08%      57,294    3.73%
   Greater than $100,000     30,798    4.47%      27,574    4.23%
                           --------             --------
Total Deposits             $172,035             $172,211
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2006, the Corporation's simulation model indicates net interest income would decrease 2.1% within the first year if rates increased as described above. The model projects that net interest income would decrease by 1.1% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at September 30, 2006 totaled $6.63 million. This consisted of $387,000 in tax-exempt loans, commercial real estate, construction, and land development loans, $3.825 million in home equity lines of credit, $1.202 million in standby letters of credit, and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At September 30, 2006, stockholders' equity totaled $40.5 million, up 3.1% over stockholders' equity of $39.3 million at December 31, 2005. The increase in stockholders' equity for the nine months ended September 30, 2005 included an $82,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $1.3 million in retained net income.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                            For Capital
                             September 30,   December 31,     Adequacy
                                  2006           2005         Purposes
                             -------------   ------------   -----------
Risk-Based Capital Ratios:
   Tier 1 Capital                40.34%         40.60%         4.00%
   Total Capital                 40.99%         41.20%         8.00%
   Leveraged Capital             19.22%         18.70%         4.00%

The Corporation's capital ratios are not materially different from that of the Bank. At September 30 2006 the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2005. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of September 30, 2006, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls during the quarter ended September 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        NEFFS BANCORP, INC.


Date: November 13, 2006                 /s/ John J. Remaley
                                        ----------------------------------------
                                        John J. Remaley, President