Form 10-K
period 2006-12-31
NEFFS BANCORP INC
filed 2007-03-26
CIK 797838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
for the fiscal year ended December 31, 2006.

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File # 0-32605
NEFFS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010
(Address of principal executive offices)
Registrant’s telephone number including area code: 610-767-3875
Securities registered under Section 12 (b) of the Exchange Act:
None
Securities registered under Section 12 (g) of the Exchange Act:
Common Stock, $1.00 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant is $50,079,073 as of June 30, 2006(1).
The number of shares of the Issuer’s common stock, par value is $1.00 per share, outstanding as of March 26, 2007 was 197,941.
DOCUMENTS INCORPORATED BY REFERENCE:
Part II incorporates certain information by reference from the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2006 (the “Annual Report”). Part III incorporates certain information by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on June 30, 2006. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

NEFFS BANCORP, INC.
FORM 10-K TABLES OF CONTENTS

Part I
Item I. Business
Forward-Looking Statements
Neffs Bancorp, Inc. (the “corporation”) may from time to time make written or oral “forward-looking statements”, including statements contained in the corporation’s filings with the Securities and Exchange Commission (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the corporation, which are made in good faith by the corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include statements with respect to the corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (Some of which are beyond the corporation’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the corporation’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve Bank (the “FRB”); inflation; interest rates; market and monetary fluctuations; the timely development of competitive new services; the willingness of customers to substitute competitors’ products and services for the corporation’s products and services and vice versa; the impact of the changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological acquisitions being less than expected; the growth and profitability of the corporation’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the corporation at managing the risks involved in the foregoing.
The corporation cautions that the foregoing list of important factors is not exclusive. The corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the corporation.
General
Neffs Bancorp, Inc. (the “corporation”) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The corporation was incorporated on March 24, 1986 and became an active bank holding company on October 31, 1986.
As of December 31, 2006, the corporation has approximately $216 million in assets, $173 million in deposits, $87 million in net loans and $41 million in stockholders’ equity. The bank is a member of the Federal Reserve Bank (“FRB”) and the Bank’s deposits are insured up to the applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent permitted by law.
The corporation’s principal executive office is located at 5629 Route 873, Neffs, Pennsylvania, 18065 and its telephone number is 610-767-3875.

As of December 31, 2006 the corporation had 36 employees, of which 27 were full-time employees. Management believes the corporation’s relationship with its employees is good.
The bank is organized under the laws of the United States and headquartered in Neffs, Pennsylvania and has one (1) location. The bank was incorporated in 1923 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of Currency. The FDIC insures deposit accounts to the maximum extent provided by laws.
The Neffs National Bank (“Neffs” or the “bank”) provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The bank’s lending and investment activities are funded principally by retail deposits gathered through its retail banking facility.
The corporation’s website address is www.neffsnatl.com. The corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. Copies of such reports are available at no charge by contacting The Neffs National Bank, 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010. (The information found on the corporation’s website does not constitute a part of this or any other report.)
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
The bank directs its commercial lending principally toward businesses that require funds within the bank’s legal limits, as determined from time to time, and that otherwise do business and/or are depositors with The Neffs National Bank. The bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit. In consumer lending, the bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.
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
Competitive Business Conditions/Competitive Position
The corporation’s current primary service area, generally characterized as Northern Lehigh County, Pennsylvania, is characterized by intense competition for banking business. The bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Neffs. The bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. The business of the bank is not seasonal in nature.
Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which Neffs does not directly offer (but which the bank may offer indirectly through other institutions).
In commercial transactions, the bank’s legal lending limit to a single borrower (approximately $6,300,000 as of December 31, 2006) enables it to compete effectively for the business of smaller companies.
In consumer transactions, the bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low or no minimum deposit requirements.
In order to compete with other financial institutions both within and beyond its primary service area, the bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small business person and professional contacts by the bank’s officers, directors, and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions.
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
The Corporation
The corporation is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and of state securities commissions for matters relating to the offering and sale of it securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to stockholders, proxy solicitation and insider trading.
The corporation is subject to the provisions of the Holding Company Act of 1956, as amended. The corporation is subject to supervision and examination by the FRB. Under the Holding Company Act, the corporation must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).
Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Neffs is currently rated “satisfactory” under the Community Reinvestment Act.
The corporation is required to file an annual report with the FRB and any additional information the FRB may require pursuant to the Holding Company Act. The FRB may also make examinations of the corporation and its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the corporation, such as the bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer’s obtaining or providing some additional credit, property or services from or to the corporation or its subsidiary or (ii) the customer’s refraining from doing business with a competitor of the corporation or of its subsidiary. The corporation or the bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.
Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company, and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.
The Bank
As a nationally chartered commercial banking association, the bank is subject to regulation, supervision and regular examination by the Office of Comptroller of the Currency (“OCC”) and is required to furnish quarterly reports to the OCC. The bank is a member of the FRB. The bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.
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
The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the corporation.

As a consequence of the extensive regulation of commercial banking activities in the United States, the bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may affect the cost of doing business.
Recent Legislation
USA Patriot Act.
In the wake of the tragic events, of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedure, and controls generally required financial institutions to take reasonable steps:
▪	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

▪	To ascertain the identity of the nominal and beneficial owners of and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

▪	To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owners; and

▪	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and it so, the identity of those foreign banks and related due diligence information.
Under the USA PATRIOT Act, financial institutions were required to establish anti-money laundering programs by April 25, 2002. The USA PATRIOT Act sets forth minimum standards for these programs, including:
▪	The development of internal policies, procedures, and controls;

▪	The designation of a compliance officer;

▪	An ongoing employee training program; and

▪	An independent audit function to test the programs.
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
Sarbanes-Oxley Act of 2002
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure of reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the corporation’s common stock is registered with the SEC, it is currently subject to this Act.
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
Effect of Inflation
Inflation has some impact on the bank’s operating costs. Unlike industrial companies, however, substantially all of the bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the bank’s performance than the general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.
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
Item 1A. Risk Factors
The Corporation is Subject to Interest Rate Risk
Income and cash flows and the value of assets depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond the bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest paid on deposits and borrowings but it will also affect the ability to originate loans and obtain deposits and the value of the investment portfolio. If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, net interest income and earnings could be adversely affected. Earnings also could be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings.
The Corporation’s Profitability Depends Significantly on Economic Conditions in the Commonwealth of Pennsylvania
The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Northern Lehigh Valley area. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation’s Allowance for Possible Loan Losses May be Insufficient
Financial condition and results of operations could be adversely affected if the allowance for loan losses is not sufficient to absorb actual losses or if the bank is required to increase the allowance. Despite underwriting criteria, the bank may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, the allowance for loan losses is based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. The bank cannot be sure that all deteriorating credits are identified before they become nonperforming assets or that losses will be able to be limited on those loans that are identified. The bank may be required to increase the allowance for loan losses for any of several reasons. State and federal regulators, in reviewing the loan portfolio as part of a regulatory examination, may request that an increase be made to the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the bank’s control, may require an increase in the allowance. In addition, if charge-offs in future periods exceed the allowance for loan losses, the bank will need additional increases in the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may materially affect the results of operations in the period in which the allowance is increased.
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
The Corporation is Subject to Extensive Government Regulation and Supervision
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in laws, regulations, and regulatory practices affecting the banking industry may increase costs of doing business or otherwise adversely affect banks and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and the bank cannot predict the ultimate effect of these changes, which could have a material adverse effect on profitability or financial condition.
The Corporation May Not be Able to Attract and Retain Skilled People
The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.
The Corporation is Subject to Environmental Liability Risk Associated with Lending Activities
Environmental liability associated with lending activities could result in losses. In the course of business, the bank may foreclose on and take title to properties securing loans. If hazardous substances were discovered on any of these properties, the bank could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the bank knew of, or was responsible for, the contamination. In addition, if the bank arranges for the disposal of hazardous or toxic substances at another site, costs may be incurred for cleaning up and removing those substances from the site even if the bank neither owned nor operated the disposal site. Environmental laws may require the bank to incur substantial expenses and may materially limit the use of properties acquired through foreclosure, reduce their value or limit the ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase exposure to environmental liability.
The Corporation Continually Encounters Technological Change
Failure to implement new technologies for operations may adversely affect growth or profits. The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. The ability to compete successfully in markets may depend on the ability to exploit such technological changes. However, no assurance can be given that management will be able to properly or timely anticipate or implement such technologies or properly train employees to use such technologies. Any failure to adapt to new technologies could adversely affect the financial condition or operating results of the Corporation.
The Corporation’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits.
The Corporation is a bank holding company and its operations are conducted by its subsidiary. Its ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.
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
The corporation also owns property at 5645 PA Route 873, Neffs, PA 18065, which is a one and one half (1 1/2) story single family dwelling with approximately 2,570 square feet of living space. This property is currently being leased.
Item 3. Legal Proceedings
The corporation is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the corporation’s financial position and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II.
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
The corporation’s common stock is currently quoted on the National Quotations Bureau’s Electronic Quotations Service (“Pink Sheet”) under the trading symbol NEFB. The corporation’s common stock is traded over-the-counter from time to time, primarily in the corporation’s geographic service area, through several local market makers.
The following table sets forth the prices at which common stock has traded during the last two (2) fiscal years. As of December 31, 2006, there were approximately 630 holders of record of the corporation’s common stock.

	Sales Prices
	High	Low
Quarter Ended:
March 31, 2006	$245.00	$245.00
June 30, 2006	253.00	253.00
September 30, 2006	253.00	253.00
December 31, 2006	256.00	256.00

March 31, 2005	$230.00	$230.00
June 30, 2005	235.00	230.00
September 30, 2005	236.00	235.00
December 31, 2005	243.00	240.00
The Corporation repurchased no shares during 2006 or 2005.
Dividends and Dividend History
The corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2006 a dividend of $2.00 per share was paid to stockholders on May 15 and a dividend of $2.00 per share was paid on November 15. In 2005 a dividend of $2.00 per share was paid to stockholders on May 15, and a dividend of $2.00 per share was paid on November 15.
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
The ability of the corporation to pay dividends on its common stock in the future will depend on the earnings and the financial condition of the bank and the corporation. The corporation’s ability to pay dividends will be subject to the prior payment by the corporation of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.
Regulatory authorities restrict the amount of cash dividends the bank can declare without prior regulatory approval.
The Corporation currently does not maintain any equity compensation plans.

Shareholder Return Performance Graph
The following graph compares the yearly dollar change in the cumulative total shareholder return on Neffs Bancorp, Inc.’s common stock against the cumulative total return of the NASDAQ Composite, and the Neffs Bancorp, Inc.’s Peer Groups for the period of five fiscal years commencing December 31, 2001, and ending December 31, 2006. The 2006 Peer Group has been revised to show a more comparable group as to size and location then the 2005 Peer Group. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2001, in each of Neffs Bancorp, Inc.’s common stock, the NASDAQ Composite and the Neffs Bancorp, Inc., Peer Group. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.
Neffs Bancorp, Inc.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Neffs Bancrop, Inc.	100.00	106.13	121.87	129.29	137.82	143.75
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Neffs Bancorp 2005 Per Group*	100.00	116.55	183.57	199.28	195.84	208.30
Neffs Bancorp 2006 Peer Group**	100.00	108.55	133.03	136.44	143.93	140.48

*	The Neffs Bancorp 2005 Peer Group Index conisists of Codorus Valley Bvancorp, Inc. Fidelity D&D Bancorp, Inc., First Chester County Corporation, Norwood Financial Corporation, Penseco Financial Services Corp., Peoples, First Inc., *acquired 6/14/04), and Premier Bancorp, Inc. (acquired 8/1/03).

**	The Neffs Bancorp 2006 Peer Group Index consists of American Bank Inc., First Star Bancorp Inc., East Penn Financial Corp., Mauch Chunk Financial Corp., MNB corp., New Tripoli Bancorp, Inc., JINB Bancorp, Inc.

Source: SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

Item 6. Selected Financial Data
The information under the caption “Selected Financial Data” in the corporation’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the corporation’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In an effort to assess market risk, the bank utilizes a simulation model to determine the effect of increases or decreases in market interest rates on net interest income and net income.
The simulation model assumes a hypothetical gradual shift in market interest rates over a twelve-month period. This is based on a review of historical changes in market interest rates and the level and curve of current interest rates. The simulated results represent the hypothetical effects to the bank’s net interest income and net income. Projections for loan and deposit growth were ignored in the simulation model. The simulation model includes all of the bank’s earning assets and interest-bearing liabilities and assumes a parallel and prorated shift in interest rates over a twelve-month period. The percentage declines in the table below are measured as percentage changes from the values of simulated net interest income in the current rate scenario and the impact of those changes on the prior year’s net income.
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
The following table reflects the bank’s net interest income sensitivity analysis as of December 31, 2006 and 2005. The schedule indicates that as of December 31, 2006, a hypothetical 200 basis point decline in prevailing market interest rates would cause the bank’s net interest income to decline less then 1% from the current rate scenario. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

	2006		2005
	Change in		Change in
	Net Interest	Percentage	Net Interest	Percentage
(dollars in thousands)	Income	Change	Income	Change
Policy Limit		±5.0%		±5.0%

Down 200 basis points	($6)	(0.1%)	($114)	(1.7%)
Down 100 basis points	19	0.3%	(36)	(0.5%)

Up 100 basis points	2	0.0%	44	0.6%
Up 200 basis points	(7)	(0.1%)	78	1.1%
Item 8. Financial Statements and Supplementary Data
The financial statements in the corporation’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of December 31, 2006, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate.
Internal Controls Over Financial Reporting
The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.
Item 9B. Other Information
None.
Part III.
Item 10. Directors and Executive Officers and Corporate Governance
The information under the captions “Governance of the Corporation”, “Information about Nominees and Continuing Directors”, “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 9, 2007.

The corporation has adopted a Code of Ethics that applies to directors, officers and employees of the corporation and the bank, including the Chief Executive Officer and senior financial officers. A copy of the Code of Ethics was included as an exhibit to the corporation’s Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission. A request for the corporation’s Code of Ethics can be made in either writing to David C. Matulevich, Neffs Bancorp, Inc., 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010 or by telephone to 610-767-3875.
Item 11. Executive Compensation
The information under the caption “Executive Compensation” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 9, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.
The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 9, 2007.
The corporation currently does not maintain any equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Transactions with Directors and Executive Officers” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 9, 2007.
Item 14. Principal Accountant Fees and Services
The information under the caption “Report of the Audit Committee” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 9, 2007.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	(1)	Financial Statements are incorporated by reference from the 2006 Annual Report.
Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

No.	Description
3 (i)	Amended and Restated Articles of Incorporation of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form 10 dated and as filed with Commission on April 27, 2001.)

3 (ii)	Amended and Restated Bylaws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

11	Statement re: computation of per share earnings. See Consolidated Statements of Income and Note 1 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

13	Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K of the registrant , filed on April 1, 2002.)

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K of the registrant filed on April 1, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits required by item 601 of Regulation SK.

See Item 15(a) (3) above.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Neffs Bancorp, Inc.
Date: March 26, 2007	By:	/s/ John J. Remaley
John J. Remaley
President and Chief Executive Officer

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Remaley John J. Remaley	President, Chief Executive Officer and Director	March 26, 2007

/s/Herman P. Snyder	Vice President and Director	March 26, 2007
Herman P. Snyder

/s/Robert B. Heintzelman	Director	March 26, 2007

Robert B. Heintzelman

/s/Mary Ann Wagner	Director	March 26, 2007
Mary Ann Wagner

/s/John F. Simock	Director	March 26, 2007
John F. Simock

/s/Kevin A. Schmidt	Treasurer and Director	March 26, 2007
Kevin A. Schmidt

/s/John F. Sharkey, Jr.	Director	March 26, 2007
John F. Sharkey, Jr.

/s/Duane A. Schleicher	Director	March 26, 2007
Duane A. Schleicher