Form 10-Q
period 2007-03-31
NEFFS BANCORP INC
filed 2007-05-11
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File 0-32605

                                   ----------

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

                                 Yes [ ]   No [X]

As of March 31, 2007, there were 197,941 shares of common stock, par value of $1.00, outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         March 31, 2007 and December 31, 2006..............................    3

         Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2007 and March 31, 2006..............    4

         Consolidated Statements of Stockholders' Equity (Unaudited)
         Three months ended March 31, 2007 and March 31, 2006..............    5

         Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2007 and March 31, 2006..............    6

         Notes to the Interim Consolidated Financial Statements............    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   17

Item 4.  Controls and Procedures...........................................   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   18

Item 1A. Risk Factors......................................................   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   18

Item 3.  Defaults Upon Senior Securities...................................   18

Item 4.  Submission of Matters to a Vote of Security Holders...............   18

Item 5.  Other Information.................................................   18

Item 6.  Exhibits..........................................................   18

SIGNATURES.................................................................   20

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                              March 31   December 31
Dollars in thousands, except per share data                     2007        2006
                                                              --------   -----------
                           ASSETS

Cash and due from banks                                       $  2,852    $  2,201
Interest bearing deposits with banks                               168         144
Federal funds sold                                               1,988          --
Securities available for sale                                   36,130      36,705
Securities held to maturity, fair value
   $86,837 in 2007; $84,561 in 2006                             86,424      84,308

Loans                                                           89,975      88,071
   Less allowance for loan losses                                 (649)       (653)
                                                              --------    --------
         Net loans                                              89,326      87,418
                                                              --------    --------

Premises and equipment, net                                      2,479       2,505
Other assets                                                     2,910       2,595
                                                              --------    --------
         Total assets                                         $222,277    $215,876
                                                              ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits
      Non-interest bearing                                    $ 16,838    $ 17,554
      Interest bearing                                         162,131     155,547
                                                              --------    --------
         Total deposits                                        178,969     173,101
   Federal funds purchased                                          --         357
   Other liabilities                                             1,672       1,196
                                                              --------    --------
         Total liabilities                                     180,641     174,654
                                                              --------    --------

Stockholders' Equity
   Common stock, $1 par value, authorized 2,500,000 shares;
      issued 200,000 shares; outstanding 197,941 shares            200         200
   Paid-in capital                                                 753         753
   Retained earnings                                            41,886      41,634
   Accumulated other comprehensive loss                           (785)       (947)
   Treasury stock, at cost 2,059 shares                           (418)       (418)
                                                              --------    --------
         Total stockholders' equity                             41,636      41,222
                                                              --------    --------
         Total liabilities and stockholders' equity           $222,277    $215,876
                                                              ========    ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three months ended March 31,
                                                              ----------------------------
Dollars in thousands, except per share data                         2007       2006
                                                                  --------   --------
Interest income:
   Interest and fees on loans                                     $  1,421   $  1,304
   Interest and dividends on investments:
      Taxable                                                          968        855
      Exempt from federal income taxes                                 473        505
   Interest on federal funds sold and other                             16         18
                                                                  --------   --------
         Total interest income                                       2,878      2,682
                                                                  --------   --------

Interest expense - deposits                                          1,470      1,212
                                                                  --------   --------
         Net interest income                                         1,408      1,470

Other income:
   Service charges on deposit accounts                                  31         39
   Other service charges and fees                                       22         26
   Other income                                                          9         10
                                                                  --------   --------
         Total other income                                             62         75
                                                                  --------   --------

Other expenses:
   Salaries and employee benefits                                      346        357
   Occupancy                                                            33         34
   Furniture and equipment                                              67         75
   Pennsylvania shares tax                                             101         95
   Other expenses                                                      170        153
                                                                  --------   --------
         Total other expenses                                          717        714
                                                                  --------   --------
         Income before income taxes                                    753        831

Income tax expense                                                     105        117
                                                                  --------   --------
         Net income                                               $    648   $    714
                                                                  ========   ========

Per share data:
   Earnings per share, basic                                      $   3.27   $   3.61
                                                                  ========   ========
   Weighted average common shares outstanding                      197,941    197,941
                                                                  ========   ========
   Cash dividends declared per share                              $   2.00   $   2.00
                                                                  ========   ========

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other                      Total
                                                     Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands                                  Stock   Capital   Earnings       Loss          Stock       Equity
                                                     ------   -------   --------   -------------   --------   -------------
Balance, December 31, 2005                            $200      $753    $39,603       $  (844)      $(418)       $39,294
   Comprehensive Income:
      Net income                                        --        --        714            --          --            714
      Change in unrealized net losses on
         securities available for sale, net of tax      --        --         --          (381)         --           (381)
                                                                                                                 -------
         Total comprehensive income                                                                                  333
                                                                                                                 -------
   Cash dividends declared on common
      stock, $2.00 per share                            --        --       (396)           --          --           (396)
                                                      ----      ----    -------       -------       -----        -------
Balance, March 31, 2006                               $200      $753    $39,921       $(1,225)      $(418)       $39,231
                                                      ====      ====    =======       =======       =====        =======

                                                                                    Accumulated
                                                                                       Other                      Total
                                                     Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands                                  Stock   Capital   Earnings       Loss          Stock       Equity
                                                     ------   -------   --------   -------------   --------   -------------
Balance, December 31, 2006                            $200      $753    $41,634        $(947)       $(418)       $41,222
   Comprehensive Income:
      Net income                                        --        --        648           --           --            648
      Change in unrealized net losses on
         securities available for sale, net of tax      --        --         --          162           --            162
                                                                                                                 -------
         Total comprehensive income                                                                                  810
                                                                                                                 -------
   Cash dividends declared on common
      stock, $2.00 per share                            --        --       (396)          --           --           (396)
                                                      ----      ----    -------        -----        -----        -------
Balance, March 31, 2007                               $200      $753    $41,886        $(785)       $(418)       $41,636
                                                      ====      ====    =======        =====        =====        =======

See Notes to Consolidated Financial Statements.

                       NEFFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months ended  March 31,
                                                         -----------------------------
Dollars in thousands                                             2007      2006
                                                               -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $   648   $   714
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                  50        50
      Net (accretion) amortization of securities                   (25)       37
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                           (111)     (181)
            Other assets                                          (287)     (191)
         Increase in:
            Other liabilities                                       80        93
                                                               -------   -------
         Net cash provided by operating activities                 355       522
                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest bearing deposits
      with banks                                                   (24)       (4)
   Net (increase) decrease in federal funds sold                (1,988)    1,305
   Purchase of securities available for sale                      (927)     (511)
   Proceeds from maturities/calls of securities
      available for sale                                         1,738     1,715
   Purchase of securities held to maturity                      (2,993)     (984)
   Proceeds from maturities/calls of securities
      held to maturity                                             911       559
   Net increase in loans                                        (1,908)     (575)
   Purchases of premises and equipment                             (24)      (77)
                                                               -------   -------
      Net cash (used) provided in investing activities          (5,215)    1,428
                                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                           5,868    (2,028)
   Net decrease in federal funds purchased                        (357)       --
                                                               -------   -------
      Net cash (used) provided by financing activities           5,511    (2,028)
                                                               -------   -------
      Increase (decrease) in cash and cash equivalents             651       (78)
Cash and cash equivalents:
   Beginning                                                     2,201     2,958
                                                               -------   -------
   Ending                                                      $ 2,852   $ 2,880
                                                               =======   =======
Supplementary Cash Flows Information
   Interest Paid                                               $ 1,421   $ 1,170
                                                               =======   =======
   Income Taxes Paid                                           $    --   $     1
                                                               =======   =======

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 3l, 2007, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2007. These statements should be read in conjunction with notes to the financial statements contained in the 2006 Annual Report to Stockholders.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the SEC.

For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.'s Annual Report to shareholders for the year ended December 31, 2006.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position and results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                  2007    2006
                                                  ----   -----
                                                  (In Thousands)

Unrealized holding gains (losses) on
   available for sale securities                  $245   $(577)
Tax effect                                         (83)    196
                                                  ----   -----
Other comprehensive income (loss), net of tax     $162   $(381)
                                                  ====   =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $666,000 of standby letters of credit as of March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation was required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. The adoption of SFAS No. 155 had no impact on the Corporation's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Corporation was as of the beginning of fiscal 2007. The adoption of SFAS 156 did not have any effect on its financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48)), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely that not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. There was no impact of adopting FIN 48 on the Corporation's financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The adoption of this pronouncement did not have an impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Corporation January 1, 2008. The Corporation is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies are included in
Note 1 to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 12 under the paragraph titled "Provision for Loan Losses" and on page 13 under the paragraphs titled "Loan and Asset Quality and Allowance for Loan Losses".

OVERVIEW

Net income for the first quarter of 2007 decreased 9.2% to $648,000 as compared to $714,000 for the first quarter of 2006. The decrease in net income was principally related to the decrease in net interest income of $62,000. Net income per common share decreased 9.4% to $3.27 per share from $3.61 per share in the first quarter a year ago. At March 31, 2007, the Corporation had total assets of $222.3 million and total deposits of $179.0 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $212.2 million for the first quarter of 2007 as compared to $206.2 million for the same period in 2006. The yield on earning assets for the first quarter of 2007 was 5.4%; this yield increased from 5.2% in the comparable period in 2006.

Interest-bearing liabilities were $159.5 million during the first quarter of 2007, a 2.6% increase from the $155.5 million reported in the first quarter of 2006. The change in average interest bearing liabilities was the result of increases in time deposits of $10.8 million, offset by a $6.8 million decrease in savings deposits, as customers shifted funds from lower yielding savings accounts to higher yielding short-term certificates of deposit. The average rate paid on interest bearing liabilities was 3.7% for the first quarter of 2007 and 3.1% for the first quarter of 2006, an increase of 60 basis points. This was the result of an increasing interest rate environment throughout much of 2006 and into the beginning of 2007.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans, securities and Federal Funds Sold. Liabilities used to fund such assets include deposits and borrowed funds. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs.

Interest income for the first quarter of 2007 increased by $196,000 or 7.3% over the first quarter of 2006. Interest expense for the first quarter of 2007 increased by $258,000 or 21.3%, as compared to the first quarter of 2006. The increase was due to the higher interest rates being offered and paid on interest bearing deposits, mainly certificates of deposit.

Net interest income decreased by $62,000 or 4.2% to $1.4 million for the first quarter of 2007 as compared to $1.5 million for the first quarter of 2006. This decrease resulted from higher interest rates being offered and paid on deposit accounts throughout much of 2006 and into the beginning of 2007. The yield on interest earning assets remained relatively flat.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2007 was 2.7% compared to 2.9% for the first quarter of 2006. During the first quarter of 2007, the yield on earning assets was 5.4%, a slight increase over the 5.2% reported in the first quarter of 2006. The yield on interest bearing deposits increased to 3.7% as compared to 3.1% for the first quarter of 2006.

PROVISION FOR LOAN LOSSES

Based on historical and projected loss trends, no provision for loan losses was made for the first quarter of 2007 and 2006. Management has concluded that the allowance for loan losses had an adequate balance to justify no provision for this quarter.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2007 decreased by $13,000 or 17.3% from the same period in 2006. The decrease was attributable to a decrease in fee income derived from the sale of loan related insurance, ATM fees and Visa/MasterCard fees.

NON-INTEREST EXPENSE

For the first quarter of 2007, non-interest expenses increased by $3,000 or 0.4% to $717,000 compared to $714,000 over the same period in 2006. Increases in PA shares tax and other operating expenses were offset by decreases in employee expenses, occupancy expenses, and furniture and equipment expenses.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, decreased by $11,000 or 3.1%, for the first quarter of 2007. This decrease was due to an additional charge for benefit related expenses incurred in 2006.

Furniture and fixtures expenses for the first quarter of 2007 decreased by $8,000, or 10.7%, over the first quarter of 2006, due mainly to improved expense control by management.

Other expenses increased by $17,000, or 11.1%, to $170,000 in 2007 from the same period in 2006. This increase was mainly due to increased legal, audit and examination fees in 2007.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. Net non-interest expenses equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.2% for the three months ended March 31, 2007 and the same period in 2006. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2007, the operating efficiency ratio was 48.8% compared to 46.2% for the similar period in 2006.

PROVISION FOR FEDERAL INCOME TAXES

The provision for federal income taxes was $105,000 for the first quarter of 2007 compared to $117,000 for this same period in 2006. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 13.9% for the first three months of 2007 and 14.1% for the same period in 2006. The effective tax rate decreased due to the decline in pre-tax income while tax-exempt income remained relatively level.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the first quarter of 2007 was 1.2%, a decrease of 20 basis points from the first quarter of 2006 because of the decrease in net income period to period.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholder's equity included the effect of unrealized gains or losses, net of income taxes on securities available for sale. The annualized ROE for the first quarter of 2007 decreased to 6.3% from 7.3% in 2006, a decrease of 100 basis points due to the decrease in net income for the first quarter of 2007 over the first quarter of 2006.

FINANCIAL CONDITION

SECURITIES

Securities available for sale decreased $575,000 to $36.1 million as of March 31, 2007, from $36.7 million at December 31, 2006.

The securities available for sale portfolio had an unrealized loss of $785,000, net of taxes at the end of the first quarter of 2007, compared to an unrealized loss of $947,000, net of taxes at December 31, 2006. This decrease was mainly due to the continued pay down on mortgage backed securities.

During the first three months of 2007, the securities held to maturity portfolio increased $2.1 million to $86.4 million from $84.3 million at December 31, 2006, primarily due to an increase in net purchases of higher yielding/increased call protection government agency securities.

As the Corporation has the intent and ability to hold these securities until maturity or market price recovery, no securities are deemed to be other-than-temporarily impaired.

NET LOANS RECEIVABLE

During the first three months of 2007, net loans receivable increased by $1.9 million from $87.4 million at December 31, 2006 to $89.3 million at March 31, 2007. Net loans receivable represented 49.9% of total deposits and 40.2% of total assets at March 31, 2007 as compared to 50.5% and 40.5%, respectively, at December 31, 2006.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $6,000 at March 31, 2007 as compared to $52,000 at December 31, 2006. There was no foreclosed real estate held by the Corporation as of March 31, 2007 and December 31, 2006.

The following summary table presents information regarding non-performing loans and assets as of March 31, 2007 and March 31, 2006:

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                       March 31,   March 31,
                                          2007        2006
                                       ---------   ---------
Nonaccrual loans:                        $  --       $  --
Commercial                                  --          --
Consumer                                    --          --
Real Estate:
   Construction                             --          --
   Mortgage                                 --          --
                                         -----       -----
      Total nonaccrual                      --          --
Loans past due 90 days or more               6           6
Restructured loans                          --          --
                                         -----       -----
      Total nonperforming loans              6           6
Foreclosed real estate                      --          --
                                         -----       -----
      Total nonperforming assets         $   6       $   6
                                         =====       =====
Nonperforming loans to total loans        0.01%       0.01%
Nonperforming assets to total assets      0.00%       0.00%

The following table sets forth the Corporation's provision and allowance for loan losses.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                Three Months     Three Months
                                               Ending 3/31/07   Ending 3/31/06
                                               --------------   --------------
Balance at beginning of period                     $ 653            $ 657
Provisions charged to operating expenses              --               --
Recoveries of loans previously charged-off
   Commercial                                         --               --
   Consumer                                            1                1
   Real Estate                                        --               --
                                                   -----            -----
Total recoveries                                       1                1
Loans charged-off:
   Commercial                                         --               --
   Consumer                                           (5)              (1)
   Real Estate                                        --               --
                                                   -----            -----
Total charged-off                                     (5)              (1)
                                                   -----            -----
Net charge-offs                                       (4)              --
                                                   -----            -----
Balance at end of period                           $ 649            $ 657
                                                   =====            =====
Net charge-offs as a percentage of average
   loans outstanding                                0.00%            0.00%
Allowance for loan losses as a percentage of
   period-end loans                                 0.72%            0.79%

DEPOSITS

Total deposits at March 31, 2007 were $179.0 million, an increase of $5.9 million, or 3.4%, over total deposits of $173.1 million at December 31, 2006. The outstanding balances by deposit classification at March 31, 2007 and 2006 are presented in the following table.

                                       At March 31,
                                  (Dollars in thousands)
                         ---------------------------------------
                                2007                 2006
                         ------------------   ------------------
                                    Average              Average
                          Balance    Yield     Balance    Yield
                         --------   -------   --------   -------
Demand deposits:
   Noninterest-bearing   $ 16,838             $ 17,163
   Interest-bearing         6,462    1.44%       8,021    1.47%
Savings                    51,096    1.95%      52,935    1.69%
Time deposits:
   <$100,000               71,696    4.54%      62,750    3.99%
   >$100,000               32,877    4.94%      30,379    4.35%
                         --------             --------
Total deposits           $178,969             $171,248
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 31, 2007, the Corporation's simulation model indicates net interest income would increase 0.12% within the first year if rates increased as described above. The model projects that net interest income would decrease by 0.35% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at March 31, 2007 totaled $6.0 million. This consisted of $1.8 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.5 million in home equity lines of credit, $666,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At March 31, 2007, stockholders' equity totaled $41.6 million, an increase of 1.0% over stockholders' equity of $41.2 million at December 31, 2006. The increase in stockholders' equity for the three months ended March 31, 2007 included a $162,000 unrealized gain, net of income taxes, on securities available for sale. Excluding this unrealized gain, stockholders' equity changed by an increase of $252,000 in retained net income.

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

                                                                       To be Well
                                                                       Capitalized
                                                                      Under Prompt
                                                        For Capital    Corrective
                             March 31,   December 31,     Adequacy       Action
                                2007         2006         Purposes      Provision
                             ---------   ------------   -----------   ------------
Risk-based capital ratios:
   Tier 1 Capital              39.5%         40.6%          4.0%           6.0%
   Total Capital               40.1%         41.3%          8.0%          10.0%
   Leveraged Capital           19.3%         19.4%          4.0%           5.0%

At March 31, 2007, the capital levels of the bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2006. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of March 31, 2007, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

         There are no material changes to the risk factors set forth in Part 1,
         Item 1A, "Risk Factors", of the Corporation's Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to the Corporation's business.

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

                                        NEFFS BANCORP, INC.


Date: 05/11/2007                        /s/ John J. Remaley
                                        ----------------------------------------
                                        John J. Remaley, President