Form 10-Q
period 2007-06-30
NEFFS BANCORP INC
filed 2007-08-14
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2007

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

As of June 30, 2007, 197,941 shares of common stock, par value of $1.00 were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition (Unaudited)
           June 30, 2007 and December 31, 2006.............................    3

           Consolidated Statements of Income (Unaudited)
           Three months ended June 30, 2007 and June 30, 2006
           Six months ended June 30, 2007 and June 30, 2006................    4

           Consolidated Statements of Stockholders' Equity (Unaudited)
           Six months ended June 30, 2007 and June 30, 2006................    5

           Consolidated Statements of Cash Flows (Unaudited)
           Six months ended June 30, 2007 and June 30, 2006................    6

           Notes to the Interim Consolidated Financial Statements
           (Unaudited).....................................................    7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......   19

Item 4.    Controls and Procedures.........................................   19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   20

Item 1A.   Risk Factors....................................................   20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....   20

Item 3.    Defaults Upon Senior Securities.................................   20

Item 4.    Submission of Matters to a Vote of Security Holders.............   20

Item 5.    Other Information...............................................   21

Item 6.    Exhibits........................................................   21

SIGNATURES.................................................................   22

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                              June 30,   December 31,
Dollars in thousands, except share data                         2007         2006
                                                              --------   ------------
                          ASSETS

Cash and due from banks                                       $  2,637     $  2,201
Interest bearing deposits with banks                               194          144
Federal funds sold                                                 616           --
Securities available for sale                                   34,872       36,705
Securities held to maturity, market value
   $85,493 in 2007;$84,561 in 2006                              86,094       84,308
Loans                                                           92,202       88,071
   Less allowance for loan losses                                 (645)        (653)
                                                              --------     --------
            Net loans                                           91,557       87,418
                                                              --------     --------
Premises and equipment, net                                      2,438        2,505
Other assets                                                     2,867        2,595
                                                              --------     --------
            Total assets                                      $221,275     $215,876
                                                              ========     ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits
         Non-interest bearing                                 $ 17,854     $ 17,554
         Interest bearing                                      160,257      155,547
                                                              --------     --------
            Total deposits                                     178,111      173,101
   Federal funds purchased                                          --          357
      Other liabilities                                          1,188        1,196
                                                              --------     --------
            Total liabilities                                  179,299      174,654
                                                              --------     --------
Stockholders' Equity
   Common stock, $1 par value, authorized 2,500,000 shares;
      issued 200,000 shares; outstanding 197,941 shares            200          200
      Paid-in capital                                              753          753
      Retained earnings                                         42,551       41,634
      Accumulated other comprehensive loss                      (1,110)        (947)
      Treasury stock, at cost 2,059 shares                        (418)        (418)
                                                              --------     --------
            Total stockholders' equity                          41,976       41,222
                                                              --------     --------
            Total liabilities and stockholders' equity        $221,275     $215,876
                                                              ========     ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                -------------------   -------------------
Dollars in thousands,except per share data        2007       2006       2007       2006
                                                --------   --------   --------   --------
Interest income:
   Interest and fees on loans                   $  1,484   $  1,327   $  2,905   $  2,631
   Interest and dividends on investments:
         Taxable                                     992        869      1,960      1,724
         Exempt from federal income taxes            456        500        929      1,005
   Interest on federal funds sold and other           19         11         35         29
                                                --------   --------   --------   --------
            Total interest income                  2,951      2,707      5,829      5,389
                                                --------   --------   --------   --------
Interest Expense
      Deposits                                     1,504      1,231      2,974      2,443
      Borrowings                                       1          2          1          2
                                                --------   --------   --------   --------
            Total interest expense                 1,505      1,233      2,975      2,445
                                                --------   --------   --------   --------
            Net interest income                    1,446      1,474      2,854      2,944
                                                --------   --------   --------   --------
Other income:
   Service charges on deposit accounts                33         35         64         74
   Other service charges and fees                     22         10         44         36
   Other income                                       13          6         22         16
                                                --------   --------   --------   --------
            Total other income                        68         51        130        126
                                                --------   --------   --------   --------
Other expenses:
   Salaries and employee benefits                    342        338        688        695
   Occupancy                                          37         37         70         71
   Furniture and equipment                            65         75        132        150
   Pennsylvania shares tax                           101         95        202        190
   Other expenses                                    187        190        357        343
                                                --------   --------   --------   --------
            Total other expenses                     732        735      1,449      1,449
                                                --------   --------   --------   --------
            Income before income taxes               782        790      1,535      1,621
Income tax expense                                   117        107        222        224
                                                --------   --------   --------   --------
            Net income                          $    665   $    683   $  1,313   $  1,397
                                                ========   ========   ========   ========
Per share data:
   Earnings per share, basic                    $   3.36   $   3.45   $   6.63   $   7.06
                                                ========   ========   ========   ========
   Weighted average common shares outstanding    197,941    197,941    197,941    197,941
                                                ========   ========   ========   ========
   Cash dividends declared per share            $     --   $     --   $   2.00   $   2.00
                                                ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2006 and 2007
                                   (Unaudited)

                                                                                Accumulated
                                                                                   Other                      Total
                                                 Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands                              Stock   Capital   Earnings        loss         Stock        Equity
                                                 ------   -------   --------   -------------   --------   -------------
Balance, December 31, 2005                        $200      $753     $39,603      $  (844)      $(418)       $39,294
   Comprehensive Income:
      Net income                                    --        --       1,397           --          --          1,397

      Change in unrealized net gains/(losses)
         on securities available for sale, net
         of tax                                     --        --          --         (613)         --           (613)
                                                                                                             -------
         Total comprehensive income                                                                              784
                                                                                                             -------
   Cash dividends declared on common
      stock, $2.00 per share                        --        --        (396)          --          --           (396)
                                                  ----      ----     -------      -------       -----        -------
Balance, June 30, 2006                            $200      $753     $40,604      $(1,457)      $(418)       $39,682
                                                  ====      ====     =======      =======       =====        =======

                                                                                Accumulated
                                                                                   Other                      Total
                                                 Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands                              Stock   Capital   Earnings        Loss         Stock        Equity
                                                 ------   -------   --------   -------------   --------   -------------
Balance, December 31, 2006                        $200      $753     $41,634      $  (947)      $(418)       $41,222
   Comprehensive Income:
      Net income                                    --        --       1,313           --          --          1,313
      Change in unrealized net gains/(losses)
         on securities available for sale, net
         of tax                                     --        --          --         (163)         --           (163)
                                                                                                             -------
         Total comprehensive income                                                                            1,150
                                                                                                             -------
   Cash dividends declared on common
      stock, $2.00 per share                        --        --        (396)          --          --           (396)
                                                  ----      ----     -------      -------       -----        -------
Balance, June 30, 2007                            $200      $753     $42,551      $(1,110)      $(418)       $41,976
                                                  ====      ====     =======      =======       =====        =======

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
Six Months Ended June 30,                                     2007      2006
                                                            -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 1,313   $ 1,397
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                               98       101
      Net (accretion) amortization of securities                (15)       72
         premiums/discounts
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                         (53)      (54)
            Other assets                                       (135)     (257)
         Increase(decrease) in:
            Other liabilities                                    (8)        2
                                                            -------   -------
         Net cash provided by operating activities            1,200     1,261
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest bearing
      deposits with banks                                       (50)       49
   Net (increase) decrease in federal funds sold               (616)    2,348
   Purchase of securities available for sale                 (1,925)   (1,308)
   Proceeds from maturities/calls and principal
      repayments of securities available for sale             3,471     3,512
   Purchase of securities held to maturity                   (5,487)   (3,229)
   Proceeds from maturities/calls and principal
      repayments of securities held to maturity               3,756     1,932
   Net increase  in loans                                    (4,139)   (3,133)
   Purchases of premises and equipment                          (31)     (150)
                                                            -------   -------
      Net cash provided by (used in) investing activities    (5,021)       21
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease)  in deposits                       5,010    (2,335)
   Net increase (decrease) in federal funds purchased          (357)    1,015
   Dividends paid                                              (396)     (396)
                                                            -------   -------
      Net cash provided by (used in) financing activities     4,257    (1,716)
                                                            -------   -------
      Increase (decrease) in cash and cash equivalents          436      (434)
Cash and cash equivalents:
   Beginning                                                  2,201     2,958
                                                            -------   -------
   Ending                                                   $ 2,637   $ 2,524
                                                            =======   =======
Supplementary Cash Flows Information
   Interest Paid                                            $ 2,890   $ 2,391
                                                            =======   =======
   Income Taxes Paid                                        $   267   $   233
                                                            =======   =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities & Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2007. These statements should be read in conjunction with notes to the financial statements contained in the 2006 Annual Report to Stockholders.

For further information, refer to the financial statements and footnotes thereto included in the Neffs Bancorp, Inc. Annual Report for the year ended December 31, 2006.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months and six months ended June 30, 2007 and 2006 are as follows:

                                                 Three Months      Six Months
                                                Ended June 30,   Ended June 30,
                                                --------------   --------------
Dollars in thousands                              2007    2006     2007    2006
                                                 -----   -----    -----   -----
Unrealized holding gains (losses) on
   available for sale securities                 $(492)  $(352)   $(247)  $(929)
Tax effect                                         167     120       84     316
                                                 -----   -----    -----   -----
Other comprehensive income (loss), net of tax    $(325)  $(232)   $(163)  $(613)
                                                 =====   =====    =====   =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $706,000 of standby letters of credit as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Corporation was as of the beginning of fiscal 2007. The adoption of SFAS 156 did not have any effect on the Corporation's financial statements.

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

OVERVIEW

Net income for the second quarter of 2007 decreased 2.6% to $665,000 as compared to $683,000 for the second quarter of 2006 as total revenues increased 9.5% from $2.8 million to $3.0 million for the quarter and total expenses increased 13.7% from $2.0 million to $2.2 million. Net income per common share decreased 2.6% to $3.36 per share from $3.45 per share in the second quarter a year ago. At June 30, 2007, the Corporation had total assets of $221.3 million, total loans of $92.2 million, and total deposits of $178.1 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $214.3 million for the second quarter of 2007 as compared to $205.8 million for the same period in 2006. The growth in interest earning assets was mainly the result of an increase of $6.4 million in average total loans and an increase of $1.3 million in investments. Average interest-bearing liabilities increased from $154.9 million during the second quarter of 2006 to $160.5 million during the second quarter of 2007. The increase in average interest bearing liabilities was the result of an $11.3 million increase in time deposits offset by decreases in savings, demand deposits and Federal funds purchased of $4.2 million, $1.2 million, and $201,000, respectively.

The average yield on earning assets was 5.5% for the second quarter of 2007 as compared to 5.3% for the same quarter in 2006. The average rate paid on interest-bearing liabilities was 3.8% for the second quarter of 2007 and 3.2% for the second quarter of 2006, an increase of 60 basis points. This was the result of the increasing interest rate environment that was experienced during 2006 and into 2007 and the continued shift of funds from lower to higher cost interest bearing liabilities.

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

Interest income for the second quarter of 2007 increased by $244,000 or 9.0% over the second quarter of 2006. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets. Interest expense for the second quarter of 2007 increased by $272,000 or 22.1% compared to the second quarter of 2006. The increase was due to the continued increase in rates being offered and paid on interest bearing deposits, mainly certificates of deposits and the shift of funds from lower cost savings accounts to higher cost certificates of deposit.

Net interest income for the second quarter of 2007 decreased by $28,000 or 1.9% over the second quarter of 2006. As marketplace rates increased slightly on loans and securities, the cost of interest bearing accounts increased significantly higher. Net income for the second quarter of 2007 was affected by those increasing rate adjustments.

For the six months ended June 30, 2007, interest income increased by $440,000 or 8.2% over the same period in 2006. The increase for the first six months was mostly related to the increasing interest rates on loan products and securities purchased. Interest earning assets for the first six months of 2007 averaged $213.3 million versus $206.0 million for the comparable period in 2006. The yield on those assets increased from 5.2% for the first six month of 2006 to 5.5% for the same period in 2007.

Interest expense for the first six months of 2007 increased $530,000 or 21.7% as compared to the first six months of 2006. The level of average interest-bearing liabilities increased from $155.2 million for the first half of 2006 to $160.0 million for the first six months of 2007. The average rate paid for the first half of 2007 was 3.7% as compared to 3.2% for the first half of 2006.

Net interest income for the first six months of 2007 decreased by $90,000 or 3.1% over the same period in 2006. The company's net interest margin decreased to 2.7% for the six months ended June 30, 2007 from 2.9% for the same period last year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. During the first half of 2007, yields on earning assets increased to 5.5% as compared to 5.3% for the first half of 2006. Rates paid on interest bearing deposits increased to 3.8%, as compared to 3.2%, for the first six months of 2006.

PROVISION FOR LOAN LOSSES

Based on historical and projected loss trends, no provision for loan losses was made for the second quarter of 2007 or 2006. Management concluded that the allowance for loan losses had an adequate balance to justify no provision for these quarters.

For six months ending June 30, 2007 and 2006, there was no provision for loan losses. Based on historical and projected loss trends, management concluded that the allowance for loan loss had an adequate balance to justify no provision for the first six months of 2007 and 2006.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2007 increased by $17,000 or 33.3% from the same period in 2006 due mainly to a negative adjustment for credit insurance commissions. Non-interest income for the first six months of 2007 increased by $4,000 or 3.2% from the same period in 2006.

NON-INTEREST EXPENSE

For the second quarter of 2007, non-interest expenses decreased by $3,000 or 0.4% to $732,000, compared to $735,000 over the same period in 2006. This decrease is primarily the result of a decrease in furniture and equipment expense offset by an increase in salaries/employee benefits and Pennsylvania shares tax.

Salary expenses and employee benefits, which represent the largest component, 46.7%, of non-interest expenses, increased by $4,000 or 1.2% for the second quarter of 2007.

Occupancy and furniture/equipment expense for the second quarter of 2007 decreased by $10,000 or 8.9% as compared to the second quarter of 2006, due mainly to improved expense control by management.

Shares tax increased from $95,000 to $101,000 from the second quarter of 2006 to the second quarter of 2007.

Other expenses decreased by $3,000 or 1.6% throughout the second quarter of 2007 as compared to the second quarter of 2006.

Total non-interest expense remained at $1.4 million for the first six months of 2006 and 2007.

Salary expenses and employee benefits, which represent the largest component, 47.0%, of non-interest expenses, decreased by $7,000 or 1.0% over the first six months of 2006.

Occupancy and furniture/equipment expenses for the first six months of 2007 decreased by $19,000 or 8.6% as compared to the first six months of 2006. This is due to improved expense control by management.

Shares tax expense increased by $12,000 or 6.3% for the first six months of 2007 from the same period in 2006. This increase was mainly due to continued capital growth.

Net other expenses increased by $14,000 or 4.1% for the first six months ended June 30, 2007 over the first half of 2006. This increase was mainly due to increased legal, audit and examination fees in 2007.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.21% for the three months ended June 30, 2007, lower than the 1.30% for the three months ended June 30, 2006. It was 1.21% for the first six months of 2007, compared to 1.25% for the same period one year ago.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2007, the operating efficiency ratio was 48.4%, which increased over the 48.2% for the same period in 2006. For the six months ended June 30, 2007, this ratio was 48.6% compared to 47.2% for the six months ended June 30, 2006. The increases were due in part to decrease in net interest income.

PROVISION FOR FEDERAL INCOME TAXES

The provision for federal income taxes was $117,000 for the second quarter of 2007, as compared to $107,000 for the same period in 2006. For six months ended June 30, the provision was $222,000 and $224,000 for 2007 and 2006, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 15.0% for the second quarter of 2007 and 13.5% for the second quarter of 2006. The effective tax rate for the first six months of 2007 and 2006 was 14.5% and 13.8%, respectively. The effective tax rate is lower than the statutory rate of 34% due to tax-exempt interest income on securities.

NET INCOME

Net income for the second quarter of 2007 was $665,000, a decrease of $18,000 or 2.6% from the $683,000 recorded in the second quarter of 2006.

Net income for the first six months of 2007 decreased by $84,000 or 6.0% as compared to June 30, 2006. This was mainly due to decreased net interest income.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the second quarter of 2007 declined to 1.2% from 1.3% in the second quarter of 2006. The ROA for the first six months of 2007 also declined to 1.2% from 1.3% in the same period for 2006.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2007 was 6.4% as compared to 6.9% for the second quarter of 2006. The ROE for the first six months of 2007 was 6.3% as compared to 7.1% for the same period of 2006.

FINANCIAL CONDITION

SECURITIES

During the first six months of 2007 securities available for sale decreased by $1.8 million from $36.7 million as of December 31, 2006 to $34.9 million as of June 30, 2007. This decrease was due mainly to the payments received on mortgage backed securities.

The securities available for sale portfolio had an unrealized loss of $1.1 million, net of taxes at the end of the second quarter of 2007, due to rising interest rates throughout much of 2006 into 2007. Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment.

Securities held to maturity increased by $1.8 million from $84.3 million to $86.1 million. This increase was due mainly to the purchase of higher yielding government agency securities.

Total securities aggregated $121.0 million at June 30, 2007, and represented 54.7% of total assets.

The weighted average life of the combined securities portfolio was approximately 10 years at June 30, 2007 with a weighted yield of 5.5% compared to 5.2% for the same period in 2006.

NET LOANS RECEIVABLE

During the first six months of 2007 net loans receivable increased by $4.1 million or 4.7% from $87.4 million at December 31, 2006, to $91.6 million on June 30, 2007. Loans receivable represented 51.4% of total deposits and 41.4% of total assets at June 30, 2007, as compared to 50.5% and 40.5%, respectively, at December 31, 2006.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

There were no non-accrual loans at June 30, 2007 and December 31, 2006. There was no foreclosed real estate held by the Corporation as of June 30, 2007 and December 31, 2006.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2007 and December 3l, 2006.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                       June 30,   December 31,
                                         2007         2006
                                       --------   ------------
Nonaccrual loans:                       $  --        $  --
Commercial                                 --           --
Consumer                                   --           --
Real Estate:
   Construction                            --           --
   Mortgage                                --           --
                                        -----        -----
      Total nonaccrual                     --           --
Loans past due 90 days or more             30           52
Restructured loans                         --           --
                                        -----        -----
      Total nonperforming loans            30           52
Repossessed assets                         43           --
                                        -----        -----
      Total nonperforming assets        $  73        $  52
                                        =====        =====
Nonperforming loans to total loans       0.03%        0.06%
Nonperforming assets to total assets     0.03%        0.02%

The following table sets forth the Corporation's provision and allowance for loan losses.

                                               Six Months       Six Months
                                             Ending 6/30/07   Ending 6/30/06
                                             --------------   --------------
Balance at beginning of period                   $ 653            $ 657
Provision for loan losses                           --               --
Recoveries of loans previously charged-off
   Commercial                                       --               --
   Consumer                                          1                1
   Real Estate                                      --               --
                                                 -----            -----
Total recoveries                                     1                1
Loans charged-off:
   Commercial                                       --               --
   Consumer                                         (9)              (1)
   Real Estate                                      --               --
                                                 -----            -----
Total charged-off                                   (9)              (1)
                                                 -----            -----
Net charge-offs                                     (8)              --
                                                 -----            -----
Balance at end of period                         $ 645            $ 657
                                                 =====            =====
Net charge-offs as a percentage of
   average loans outstanding                      0.01%            0.00%
Allowance for loan losses as a
   percentage of period-end loans                 0.70%            0.76%

DEPOSITS

Total deposits at June 30, 2007, were $178.1 million, up $5.0 million, or 2.9%, over total deposits of $173.1 million at December 3l, 2006. The balances for the first six months of 2007 and 2006 are presented in the following table:

                                       At June 30,
                                  (Dollars in thousands)
                         ---------------------------------------
                                2007                 2006
                         ------------------   ------------------
                                    Average              Average
                          Balance     Rate     Balance     Rate
                         --------   -------   --------   -------
Demand Deposits:
   Noninterest-bearing   $ 17,346             $ 17,194
   Interest-bearing         6,764     1.53       7,499     1.60
Savings                    47,037     1.95      51,010     1.68
Time deposits:
   <$100,000               73,264     4.58      64,679     4.00
   >$100,000               33,700     4.92      30,766     4.42
                         --------             --------
Total Deposits           $178,111             $171,148
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2007, the Corporation's simulation model indicates net interest income would decrease .13% within the first year if rates increased as described above. The model projects that net interest income would decrease by ..18% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at June 30, 2007 totaled $5.6 million. This consisted of $1.1 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.8 million in home equity lines of credit, $706,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At June 30, 2007, stockholders' equity totaled $42.0 million, up 1.8% over stockholders' equity of $41.2 million at December 31, 2006. The increase in stockholders' equity for the six months ended June 30, 2007 included a $163,000 unrealized loss, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity changed by an increase of $917,000 in retained net income.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                       For Capital    To be Well Capitalized
                             June 30,   December 31,     Adequacy    Under Prompt Corrective
                               2007         2006         Purposes       Action Provisions
                             --------   ------------   -----------   -----------------------
Risk-Based Capital Ratios:
   Tier 1 Capital              39.7%        40.6%          4.00%               6.00%
   Total Capital               40.3%        41.3%          8.00%              10.00%
   Leveraged Capital           19.4%        19.4%          4.00%               5.00%

The Bank's capital ratios are not materially different from that of the Corporation. At June 30, 2007, the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2006. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of June 30, 2007, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that have materially affected, or are reasonably likely to materially affect these controls during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or the Bank are a party or to which their property is subject, which, if determined adversely to the Corporation or the Bank, would be material in relation to the Corporation's or the Bank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by government authorities.

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

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) An annual meeting of shareholders was held on May 9, 2007 at The NOVA Building, Coplay, PA.

        b)   One matter was voted on at the May 9, 2007, meeting as follows:

     ELECTION OF          TERM    VOTES CAST   VOTES AGAINST
      DIRECTORS         EXPIRES      FOR        OR WITHHELD*
     -----------        -------   ----------   -------------
Robert B. Heintzelman    April,     178,112          25
                         2010
Kevin A. Schmidt         April,     177,852         285
                         2010

*    Includes broker non-votes

                                                    Term Expires
                                                    ------------
Directors whose term continued after the meeting:
John J. Remaley                                      April, 2008
Herman P. Snyder                                     April, 2008
John F. Sharkey, Jr.                                 April, 2008
John F. Simock                                       April, 2009
Mary Ann Wagner                                      April, 2009
Duane A. Schleicher                                  April, 2009

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

                                        NEFFS BANCORP, INC.


Date: August 13, 2007                   /s/ John J. Remaley
                                        John J. Remaley, President