Form 10-Q
period 2007-09-30
NEFFS BANCORP INC
filed 2007-11-09
CIK 797838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2007

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

As of October 31, 2007, 190,755 shares of common stock, par value of $1.00 were outstanding.

                               NEFFS BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         September 30, 2007 and December 31, 2006 .........................    3

         Consolidated Statements of Income (Unaudited)
         Three months ended September 30, 2007 and September 30, 2006
         Nine months ended September 30, 2007 and September 30, 2006 ......    4

         Consolidated Statements of Stockholders' Equity (Unaudited)
         Nine months ended September 30, 2007 and September 30, 2006 ......    5

         Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2007 and September 30, 2006 ......    6

         Notes to the Interim Consolidated Financial Statements
         (Unaudited) ......................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   19

Item 4.  Controls and Procedures ..........................................   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   20

Item 1A. Risk Factors .....................................................   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   20

Item 3.  Defaults Upon Senior Securities ..................................   20

Item 4.  Submission of Matters to a Vote of Security Holders ..............   20

Item 5.  Other Information ................................................   20

Item 6.  Exhibits .........................................................   21

SIGNATURES ................................................................   22

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                        September 30,   December 31,
Dollars in thousands, except per share data                 2007            2006
                                                        -------------   ------------
                        ASSETS
Cash and due from banks                                   $  2,832        $  2,201
Interest bearing deposits with banks                           205             144
Federal funds sold                                           3,700              --
Securities available for sale                               33,846          36,705
Securities held to maturity, fair value
   $87,789 in 2007; $84,561 in 2006                         87,294          84,308
Loans                                                       93,792          88,071
   Less allowance for loan losses                             (643)           (653)
                                                          --------        --------
      Net loans                                             93,149          87,418
                                                          --------        --------
Premises and equipment, net                                  2,393           2,505
Other assets                                                 2,718           2,595
                                                          --------        --------
         Total assets                                     $226,137        $215,876
                                                          ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits
      Non-interest bearing                                $ 18,052        $ 17,554
      Interest bearing                                     165,674         155,547
                                                          --------        --------
         Total deposits                                    183,726         173,101
   Federal funds purchased                                      --             357
   Other liabilities                                         1,639           1,196
                                                          --------        --------
         Total liabilities                                 185,365         174,654
                                                          --------        --------
Stockholders' Equity:
   Common stock, $1 par value, authorized 2,500,000
      shares; issued 200,000 shares; outstanding 2007
      190,755 shares; 2006 197,941 shares                      200             200
   Paid-in capital                                             753             753
   Retained earnings                                        42,874          41,634
   Accumulated other comprehensive loss                       (747)           (947)
   Treasury stock, at cost 2007 9,245 shares; 2006
      2,059 shares                                          (2,308)           (418)
                                                          --------        --------
         Total stockholders' equity                         40,772          41,222
                                                          --------        --------
         Total liabilities and stockholders' equity       $226,137        $215,876
                                                          ========        ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                -------------------   -------------------
Dollars in thousands, except per share data       2007       2006        2007      2006
                                                --------   --------   --------   --------
Interest income:
   Interest and fees on loans                   $  1,536   $  1,387   $  4,441   $  4,018
   Interest and dividends on investments:
      Taxable                                      1,049        896      3,009      2,620
      Exempt from federal income taxes               437        490      1,366      1,495
   Interest on federal funds sold and other           17         14         52         43
                                                --------   --------   --------   --------
         Total interest income                     3,039      2,787      8,868      8,176
                                                --------   --------   --------   --------
Interest Expense
   Deposits                                        1,534      1,299      4,508      3,742
   Borrowings                                         --          9          1         11
                                                --------   --------   --------   --------
         Total interest expense                    1,534      1,308      4,509      3,753
                                                --------   --------   --------   --------
         Net interest income                       1,505      1,479      4,359      4,423
                                                --------   --------   --------   --------
Other income:
   Service charges on deposit accounts                36         37        100        111
   Other service charges and fees                     24          8         68         44
   Other income                                       11         18         33         34
                                                --------   --------   --------   --------
         Total other income                           71         63        201        189
                                                --------   --------   --------   --------
Other expenses:
   Salaries and employee benefits                    341        323      1,029      1,018
   Occupancy                                          64         52        134        123
   Furniture and equipment                            69         75        201        225
   Pennsylvania shares tax                           100         96        302        286
   Other expenses                                    150        184        507        527
                                                --------   --------   --------   --------
         Total other expenses                        724        730      2,173      2,179
                                                --------   --------   --------   --------
         Income before income taxes                  852        812      2,387      2,433
Income tax expense                                   148        114        370        338
                                                --------   --------   --------   --------
         Net income                             $    704   $    698   $  2,017   $  2,095
                                                ========   ========   ========   ========
Per share data:
   Earnings per share, basic                    $   3.57   $   3.52   $  10.21   $  10.58
                                                ========   ========   ========   ========
   Weighted average common shares outstanding    197,004    197,941    197,625    197,941
                                                ========   ========   ========   ========
   Cash dividends declared per share            $   2.00   $   2.00   $   4.00   $   4.00
                                                ========   ========   ========   ========

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other                     Total
                                                             Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands, except per share data   Common Stock   Capital   Earnings        Loss         Stock       Equity
                                              ------------   -------   --------   -------------   --------   -------------
Balance, December 31, 2005                        $200         $753     $39,603       $(844)       $(418)      $39,294
   Comprehensive Income:
      Net income                                    --           --       2,095          --           --         2,095
      Change in unrealized net losses
         on securities available for sale,
         net of tax                                 --           --          --         (82)          --           (82)
                                                                                                               -------
         Total comprehensive income                                                                              2,013
                                                                                                               -------
   Cash dividends declared on common
      stock, $4.00 per share                        --           --        (792)         --           --          (792)
                                                  ----         ----     -------       -----        -----       -------
Balance, September 30, 2006                       $200         $753     $40,906       $(926)       $(418)      $40,515
                                                  ====         ====     =======       =====        =====       =======

                                                                                   Accumulated
                                                                                      Other                     Total
                                                             Paid-In   Retained   Comprehensive   Treasury   Stockholders'
Dollars in thousands, except per share data   Common Stock   Capital   Earnings        Loss         Stock       Equity
                                              ------------   -------   --------   -------------   --------   -------------
Balance, December 31, 2006                        $200         $753     $41,634       $(947)      $  (418)       $41,222
   Comprehensive Income:
      Net income                                    --           --       2,017          --            --          2,017
      Change in unrealized net losses
         on securities available for sale,
         net of tax                                 --           --          --         200            --            200
                                                                                                                 -------
         Total comprehensive income                                                                                2,217
                                                                                                                 -------
   Cash dividends declared on common
      stock, $4.00 per share                        --           --        (777)         --            --           (777)
   Purchase of treasury stock
      (7,186 shares)                                --           --          --          --        (1,890)        (1,890)
                                                  ----         ----     -------       -----       -------        -------
Balance, September 30, 2007                       $200         $753     $42,874       $(747)      $(2,308)       $40,772
                                                  ====         ====     =======       =====       =======        =======

See Notes to Consolidated Financial Statements.

                        NEFFS BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands                                          2007      2006
                                                            -------   -------
Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 2,017   $ 2,095
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                              151       151
      Net amortization (accretion) of securities
         premiums/discounts                                     (47)      106
      Change in assets and liabilities:
         Increase in:
            Accrued interest receivable                        (186)     (250)
            Other assets                                        (40)     (103)
         Increase in:
            Other liabilities                                    62       143
                                                            -------   -------
         Net cash provided by operating activities            1,957     2,142
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease (increase) in interest bearing deposits
      with banks                                                (61)       29
   Decrease (increase) in federal funds sold                 (3,700)    2,221
   Purchase of securities available for sale                 (1,925)   (1,888)
   Proceeds from maturities/calls of securities available
      for sale                                                5,019     5,258
   Purchase of securities held to maturity                   (9,417)   (5,728)
   Proceeds from maturities/calls of securities held to
      maturity                                                6,546     3,301
   Net increase in loans                                     (5,731)   (3,978)
   Purchases of premises and equipment                          (39)     (165)
                                                            -------   -------
         Net cash used in investing activities               (9,308)     (950)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                       10,625    (1,484)
   Net decrease in federal funds purchased                     (357)       --
   Dividends paid                                              (396)     (396)
   Purchase of treasury stock                                (1,890)       --
                                                            -------   -------
         Net cash provided (used) by financing activities     7,982    (1,880)
                                                            -------   -------
         Increase (decrease) in cash and cash equivalents       631      (688)
Cash and cash equivalents:
   Beginning                                                  2,201     2,958
                                                            -------   -------
   Ending                                                   $ 2,832   $ 2,270
                                                            =======   =======
Supplementary Cash Flows Information
   Interest Paid                                            $ 4,390   $ 3,620
                                                            =======   =======
   Income Taxes Paid                                        $   410   $   386
                                                            =======   =======

See Notes to Consolidated Financial Statements.

                               NEFFS BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, The Neffs National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities & Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2007. These statements should be read in conjunction with notes to the financial statements contained in the 2006 Annual Report to Stockholders.

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

NOTE 3. COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months and nine months ended September 30, 2007 and 2006 are as follows:

                                                 Three Months    Nine Months
                                                    Ended           Ended
                                                September 30,   September 30,
                                                -------------   -------------
Dollars in thousands                             2007    2006    2007    2006
                                                -----   -----   -----   -----
Unrealized holding gains (losses) on
   available for sale securities                $ 550   $ 805   $ 303   $(124)
Tax effect                                       (187)   (274)   (103)     42
                                                -----   -----   -----   -----
Other comprehensive income (loss), net of tax   $ 363   $ 531   $ 200   $ (82)
                                                =====   =====   =====   =====

NOTE 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

NOTE 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation has $628,000 of standby letters of credit as of September 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

OVERVIEW

Net income for the third quarter of 2007 increased 0.9% to $704,000 as compared to $698,000 for the third quarter of 2006 as total revenues increased 9.1% from $2.9 million to $3.1 million for the quarter and total expenses increased 10.8% from $2.0 million to $2.3 million. Net income per common share increased 1.4% to $3.57 per share from $3.52 per share in the third quarter a year ago. At September 30, 2007, the Corporation had total assets of $226.1 million, total loans of $93.8 million, and total deposits of $183.7 million.

RESULTS OF OPERATIONS

AVERAGE BALANCES AND AVERAGE INTEREST RATES

Interest earning assets averaged $217.0 million for the third quarter of 2007 as compared to $208.1 million for the same period in 2006. The growth in interest earning assets was mainly the result of an increase of $6.2 million in average total loans and an increase of $1.9 million in investments. Average interest-bearing liabilities increased from $155.4 million during the third quarter of 2006 to $162.4 million during the third quarter of 2007. The increase in average interest bearing liabilities was the result of a $10.9 million increase in time deposits offset by decreases in savings, demand deposits, and fed funds purchased of $2.4 million, $844,000, and $647,000, respectively. The increase in certificates of deposit was due to the continued increase in rates being offered and the shift of funds from lower interest savings accounts to higher interest certificates of deposit.

The average yield on earning assets was 5.6% for the third quarter of 2007 as compared to 5.4% for the same quarter in 2006. The average rate paid on interest-bearing liabilities was 3.8% for the third quarter of 2007 and 3.4% for the third quarter of 2006, an increase of 40 basis points. This was the result of the increasing interest rate environment that was experienced during 2006 and into 2007 and the continued shift of funds from lower to higher cost interest bearing liabilities.

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

Interest income for the third quarter of 2007 increased by $252,000 or 9.0% over the third quarter of 2006. The increase in interest income is attributed to the slight rise in interest rates on the Bank's loan and securities portfolios and the increase in average earning assets.

Interest expense for the third quarter of 2007 increased by $226,000 or 17.3% compared to the third quarter of 2006. The increase was due to the continued increase in rates being offered and paid on interest bearing deposits, mainly certificates of deposits and the shift of funds from lower cost savings accounts to higher cost certificates of deposit and the growth in average deposits.

Net interest income for the third quarter of 2007 increased by $26,000 or 1.8% over the third quarter of 2006. As marketplace rates increased slightly on loans and securities, the cost of interest bearing accounts increased significantly higher. Net income for the third quarter of 2007 was affected by those increasing rate adjustments.

For the nine months ended September 30, 2007, interest income increased by $692,000 or 8.5% over the same period in 2006. The increase for the first nine months was mostly related to the increasing interest rates on loan products and securities purchased. Interest earning assets for the first nine months of 2007 averaged $214.5 million versus $206.7 million for the comparable period in 2006. The yield on those assets increased from 5.3% for the first nine months of 2006 to 5.5% for the same period in 2007.

Interest expense for the first nine months of 2007 increased $756,000 or 20.1% as compared to the first nine months of 2006. The level of average interest-bearing liabilities increased from $155.3 million for the first three quarters of 2006 to $160.8 million for the same period of 2007. The average rate paid for the first nine months of 2007 was 3.7% as compared to 3.2% for the same period of 2006.

Net interest income for the three quarters of 2007 decreased by $64,000 or 1.4% over the same period in 2006. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The company's net interest margin decreased to 2.7% for the nine months ended September 30, 2007 from 2.9% for the same period last year.

PROVISION FOR LOAN LOSSES

Based on historical and projected loss trends, no provision for loan losses was made for the third quarter of 2007 or 2006. Management concluded that the allowance for loan losses had an adequate balance to justify no provision for these quarters.

For nine months ending September 30, 2007 and 2006, there was no provision for loan losses. Based on historical and projected loss trends, management concluded that the allowance for loan loss had an adequate balance to justify no provision for the first nine months of 2007 and 2006.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2007 increased by $8,000 or 12.7% from the same period in 2006 due mainly to a negative adjustment for credit insurance commissions in 2006. Non-interest income for the first nine months of 2007 increased by $12,000 or 6.3% from the same period in 2006.

NON-INTEREST EXPENSE

For the third quarter of 2007, non-interest expenses decreased by $6,000 or 0.8% to $724,000, compared to $730,000 over the same period in 2006. This decrease is primarily the result of a decrease in furniture and equipment expense offset by an increase in salaries/employee benefits, occupancy expense, and Pennsylvania shares tax.

Salary expenses and employee benefits, which represent the largest component, 47.1%, of non-interest expenses, increased by $18,000 or 5.6% for the third quarter of 2007.

Occupancy and furniture/equipment expense for the third quarter of 2007 increased by $6,000 or 4.7% as compared to the third quarter of 2006, due to increased occupancy expense.

Shares tax increased from $96,000 to $100,000 from the third quarter of 2006 to the third quarter of 2007.

Net other expenses decreased by $34,000 or 18.5% throughout the third quarter of 2007 as compared to the third quarter of 2006. This is mainly due to decreases in various expenses including sundry, dues and subscription, legal/audit/examination, and advertising expenses offset by increases in donations, bookkeeping, and bank account maintenance expenses.

Total non-interest expense remained at $2.2 million for the first nine months of 2006 and 2007.

Salary expenses and employee benefits, which represent the largest component, 47.4%, of non-interest expenses, increased by $11,000 or 1.1% over the first nine months of 2006.

Occupancy and furniture/equipment expenses for the first nine months of 2007 decreased by $13,000 or 3.7% as compared to the first nine months of 2006. This is due to improved expense control by management.

Shares tax expense increased by $16,000 or 5.6% for the first nine months of 2007 from the same period in 2006. This increase was mainly due to continued capital growth.

Net other expenses decreased by $20,000 or 3.8% for the first nine months ended September 30, 2007 over the nine months of 2006.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expense to average assets. Net non-interest expenses equal non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of nonrecurring gains), divided by average assets. This annualized ratio was 1.17% for the three months ended September 30, 2007, lower than the 1.25% for the three months ended September 30, 2006. It was 1.20% for the first nine months of 2007, compared to 1.25% for the same period one year ago.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expenses (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding nonrecurring gains). For the quarter ended September 30, 2007, the operating efficiency ratio was 45.9%, which decreased from the 47.3% for the same period in 2006. For the nine months ended September 30, 2007, this ratio was 47.7% compared to 47.3% for the nine months ended September 30, 2006. The increase for the first three quarters was due in part to a decrease in net interest income.

PROVISION FOR FEDERAL INCOME TAXES

The provision for federal income taxes was $148,000 for the third quarter of 2007, as compared to $114,000 for the same period in 2006. For nine months ended September 30, the provision was $370,000 and $338,000 for 2007 and 2006, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 17.4% for the third quarter of 2007 and 14.0% for the third quarter of 2006. The effective tax rate for the first nine months of 2007 and 2006 was 15.5% and 13.9%, respectively. The increase in the effective tax rate was due mainly to the decrease in tax exempt municipal securities. The effective tax rate is lower than the statutory rate of 34% due to tax-exempt interest income on securities.

NET INCOME

Net income for the third quarter of 2007 was $704,000, an increase of $6,000 or 0.9% from the $698,000 recorded in the third quarter of 2006.

Net income for the first nine months of 2007 decreased by $78,000 or 3.7% as compared to September 30, 2006. This was mainly due to decreased net interest income.

RETURN ON AVERAGE ASSETS

Return on average assets (ROA) measures the Corporation's net income in relation to its total average assets. The Corporation's annualized ROA for the third quarter of 2007 remained at 1.3%, consistent with the third quarter of 2006. The ROA for the first nine months of 2007 declined to 1.2% from 1.3% in the same period for 2006.

RETURN ON AVERAGE EQUITY

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2007 was 6.8% as compared to 7.0% for the third quarter of 2006. The ROE for the first nine months of 2007 was 6.5% as compared to 7.1% for the same period of 2006.

FINANCIAL CONDITION

SECURITIES

During the first nine months of 2007 securities available for sale decreased by $2.9 million from $36.7 million as of December 31, 2006 to $33.8 million as of September 30, 2007. This decrease was due mainly to the payments received on mortgage backed securities. There are no foreseen potential defaults or valuation issues that would have a material effect regarding these securities.

The securities available for sale portfolio had an unrealized loss of $747,000, net of taxes at the end of the third quarter of 2007, due to rising interest rates throughout much of 2006 into 2007. Management considers the unrealized losses to be temporary and primarily resulting from changes in the interest rate environment.

Securities held to maturity increased by $3.0 million from $84.3 million to $87.3 million. This increase was due mainly to the purchase of higher yielding government agency securities.

Total securities aggregated $121.1 million at September 30, 2007, and represented 53.6% of total assets.

The weighted average life of the combined securities portfolio was approximately 10 years at September 30, 2007 with a weighted yield of 5.5% compared to 5.3% for the same period in 2006.

NET LOANS RECEIVABLE

During the first nine months of 2007 net loans receivable increased by $5.7 million or 6.6% from $87.4 million at December 31, 2006, to $93.1 million on September 30, 2007. Loans receivable represented 50.7% of total deposits and 41.2% of total assets at September 30, 2007, as compared to 50.5% and 40.5%, respectively, at December 31, 2006.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

There were no non-accrual loans at September 30, 2007 and December 31, 2006. There was no foreclosed real estate held by the Corporation as of September 30, 2007 and December 31, 2006.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2007 and December 31, 2006.

                         NONPERFORMING LOANS AND ASSETS
                             (Dollars in Thousands)

                                       September 30,   December 31,
                                           2007            2006
                                       -------------   ------------
Nonaccrual loans:                           $  --          $  --
Commercial                                     --             --
Consumer                                       --             --
Real Estate:
   Construction                                --             --
   Mortgage                                    --             --
                                            -----          -----
      Total nonaccrual                         --             --
Loans past due 90 days or more                 66             52
Restructured loans                             --             --
                                            -----          -----
      Total nonperforming loans                66             52
Repossessed assets                             43             --
                                            -----          -----
      Total nonperforming assets            $ 109          $  52
                                            =====          =====
Nonperforming loans to total loans           0.12%          0.06%
Nonperforming assets to total assets         0.05%          0.02%

The following table sets forth the Corporation's provision and allowance for loan losses.

                                                 Nine Months      Nine Months
                                               Ending 9/30/07   Ending 9/30/06
                                               --------------   --------------
Balance at beginning of period                      $ 653            $ 657
Provision for loan losses                              --               --
Recoveries of loans previously charged-off
   Commercial                                          --               --
   Consumer                                             4                2
   Real Estate                                         --               --
                                                    -----            -----
Total recoveries                                        4                2
Loans charged-off:
   Commercial                                          --               --
   Consumer                                           (14)              (1)
   Real Estate                                         --               --
                                                    -----            -----
Total charged-off                                     (14)              (1)
                                                    -----            -----
Net (charge-offs) recoveries                          (10)               1
                                                    -----            -----
Balance at end of period                            $ 643            $ 658
                                                    =====            =====
Net charge-offs as a percentage of average
   loans outstanding                                 0.01%            0.00%
Allowance for loan losses as a percentage of
   period-end loans                                  0.69%            0.76%

DEPOSITS

Total deposits at September 30, 2007, were $183.7 million, up $10.6 million, or 6.1%, over total deposits of $173.1 million at December 31, 2006. The balances as of September 30, 2007 and 2006 by category are presented in the following table:

                                      September 30,
                                  (Dollars in thousands)
                         ---------------------------------------
                                2007                 2006
                         ------------------   ------------------
                                    Average              Average
                          Balance     Rate     Balance     Rate
                         --------   -------   --------   -------
Demand Deposits:
   Noninterest-bearing   $ 18,052             $ 17,789
   Interest-bearing         6,302     1.70       7,486     1.62
Savings                    49,368     1.92      47,886     1.70
Time deposits:
   <$100,000               73,470     4.62      67,438     4.26
   >$100,000               36,533     4.99      31,193     4.56
                         --------             --------
Total Deposits           $183,726             $171,792
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

The Corporation's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2007, the Corporation's simulation model indicates net interest income would increase 0.61% within the first year if rates increased as described above. The model projects that net interest income would decrease by 0.86% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at September 30, 2007 totaled $6.0 million. This consisted of $1.6 million in tax-exempt loans, commercial real estate, construction, and land development loans, $3.8 million in home equity lines of credit, $628,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

CAPITAL ADEQUACY

At September 30, 2007, stockholders' equity totaled $40.8 million, down 1.1% over stockholders' equity of $41.2 million at December 31, 2006. The decrease in stockholders' equity for the nine months ended September 30, 2007 included a $200,000 unrealized gain, net of income taxes, on securities available for sale and a $1.9 million increase in treasury stock. Excluding this unrealized gain and treasury stock purchase, gross stockholders' equity changed by an increase of $1.2 million in retained net income.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

                                                            For Capital    To be Well Capitalized
                             September 30,   December 31,     Adequacy    Under Prompt Corrective
                                  2007           2006         Purposes       Action Provisions
                             -------------   ------------   -----------   -----------------------
Risk-Based Capital Ratios:
   Tier 1 Capital                37.9%           40.6%         4.00%             6.00%
   Total Capital                 38.4%           41.3%         8.00%            10.00%
   Leveraged Capital             18.5%           19.4%         4.00%             5.00%

The Bank's capital ratios are not materially different from that of the Corporation. At September 30, 2007, the capital levels of the Bank met the definition of a "well capitalized" institution.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk has not changed significantly since December 31, 2006. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

ITEM 4.

CONTROLS AND PROCEDURES

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of September 30, 2007, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Corporation made no changes in its internal controls or in other factors that have materially affected, or are reasonably likely to materially affect these controls during the quarter ended September 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        NEFFS BANCORP, INC.


Date: November 6, 2007                  /s/ John J. Remaley
                                        John J. Remaley, President