Form 10-K
period 2007-12-31
NEFFS BANCORP INC
filed 2008-03-31
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
for the fiscal year ended December 31, 2007.

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
Common Stock, $1.00 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant is $41,974,758 as of June 30, 2007(1).
The number of shares of the Issuer’s common stock, par value is $1.00 per share, outstanding as of March 3, 2008 was 190,317.
DOCUMENTS INCORPORATED BY REFERENCE:
Part II incorporates certain information by reference from the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 (the “Annual Report”). Part III incorporates certain information by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders.
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on June 30, 2007. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

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
General
Neffs Bancorp, Inc. (the “Corporation”) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Corporation was incorporated on March 24, 1986 and became an active bank holding company on October 31, 1986. The Corporation owns all of the outstanding stock of Neffs National Bank (“the bank”).
As of December 31, 2007, the Corporation has approximately $226 million in assets, $180 million in deposits, $94 million in net loans and $42 million in stockholders’ equity. The bank is a member of the Federal Reserve Bank (“FRB”) and the bank’s deposits are insured up to the applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent permitted by law.
The Corporation’s principal executive office is located at 5629 Route 873, Neffs, Pennsylvania, 18065 and its telephone number is 610-767-3875.

As of December 31, 2007 the Corporation had 32 employees, of which 26 were full-time employees. Management believes the Corporation’s relationship with its employees is good.
The bank is organized under the laws of the United States and headquartered in Neffs, Pennsylvania and has one (1) location. The bank was incorporated in 1923 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of Currency. The FDIC insures deposit accounts to the maximum extent provided by laws.
The bank provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The bank’s lending and investment activities are funded principally by retail deposits gathered through its retail banking facility.
The Corporation’s website address is www.neffsnatl.com. The Corporation makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission (“SEC”). Copies of such reports are available at no charge by contacting The Neffs National Bank, 5629 Route 873, P.O. Box 10, Neffs, PA 18065-0010. (The information found on the Corporation’s website does not constitute a part of this or any other report.)
Service Area
The bank offers its lending and depository services to surrounding areas from its main office in Neffs, Pennsylvania. The Corporation’s primary service area is Greater Northern Lehigh County and Southern Carbon County, Pennsylvania.
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
The Corporation has focused its strategy for growth primarily on the further development of its community-based retail-banking facility. The objective of this corporate strategy is to maximize the total return to the Corporation so as to adequately reward the stockholder and to continue as a sound and successful community-oriented and independently-operated financial institution.
The Corporation is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Corporation.

Competitive Business Conditions/Competitive Position
The Corporation’s current primary service area, generally characterized as Greater Northern Lehigh County and Southern Carbon County, Pennsylvania, is characterized by intense competition for banking business. The bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Neffs. The bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. The business of the bank is not seasonal in nature.
Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which Neffs does not directly offer (but which the bank may offer indirectly through other institutions).
In commercial transactions, the bank’s legal lending limit to a single borrower (approximately $6,275,000 as of December 31, 2007) enables it to compete effectively for the business of smaller companies.
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
The Corporation
The Corporation is subject to the jurisdiction of the SEC and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to stockholders, proxy solicitation and insider trading.

The Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended. The Corporation is subject to supervision and examination by the FRB. Under the Bank Holding Company Act, the Corporation must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).
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
The Bank
As a nationally chartered commercial banking association, the bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”) and is required to furnish quarterly reports to the OCC. The bank is a member of the FRB. The bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.
The approval of the OCC is required for the establishment of additional branch offices.
Under the Change in Bank Control Act of 1978, subject to certain exceptions, no person may acquire control of the bank without giving at least sixty days prior written notice to the OCC. Under this Act and the regulations promulgated there under, control of the bank is generally presumed to be the power to vote ten percent (10%) or more of the common stock. The OCC is empowered to disapprove any such acquisition of control.
The amount of funds that Neffs may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

The OCC has authority under the National Bank Act to prohibit national banks from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The FRB has similar authority with respect to the Corporation.
As a consequence of the extensive regulation of commercial banking activities in the United States, the bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may affect the cost of doing business.
Recent Legislation
USA Patriot Act.
In the wake of the tragic events of September 11, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 on October 26, 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedure, and controls generally required financial institutions to take reasonable steps:
▪	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

▪	To ascertain the identity of the nominal and beneficial owners of and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

▪	To ascertain regarding any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owners; and

▪	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and if so, the identity of those foreign banks and related due diligence information.
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
In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach Bliley Act. The bank does not have any significant international banking relationships, and finds and anticipates that the USA PATRIOT Act does not and will not have a material effect on its business or operations.

Sarbanes-Oxley Act of 2002
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act has established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of auditors; (iv) increased disclosure of reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is currently subject to this Act.
We have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and regulations implemented by the SEC, particularly those regulations relating to the establishment of internal controls over financial reporting.
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
The Corporation’s Profitability Depends Significantly on Economic Conditions in the Commonwealth of Pennsylvania
The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Northern Lehigh Valley area. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, subprime loan deterioration, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation is not directly involved in any type of subprime lending.
The Corporation’s Allowance for Loan Losses May be Insufficient
Financial condition and results of operations could be adversely affected if the allowance for loan losses is not sufficient to absorb actual losses or if the bank is required to increase the allowance. Despite underwriting criteria, the bank may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, the allowance for loan losses is based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. The bank cannot be sure that all deteriorating credits are identified before they become nonperforming assets or that losses will be able to be limited on those loans that are identified. The bank may be required to increase the allowance for loan losses for any of several reasons. State and federal regulators, in reviewing the loan portfolio as part of a regulatory examination, may request that an increase be made to the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the bank’s control, may require an increase in the allowance. In addition, if charge-offs in future periods exceed the allowance for loan losses, the bank will need additional increases in the allowance for loan losses.

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

Part II.
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Corporation’s common stock is currently quoted on the National Quotations Bureau’s Electronic Quotations Service (“Pink Sheet”) under the trading symbol NEFB. The Corporation’s common stock is traded over-the-counter from time to time, primarily in the Corporation’s geographic service area, through several local market makers.
The following table sets forth the prices at which common stock has traded during the last two (2) fiscal years. As of December 31, 2007, there were approximately 630 holders of record of the Corporation’s common stock.

	Sales Prices
Quarter Ended:	High	Low
March 31, 2007	$256.00	$256.00
June 30, 2007	262.00	262.00
September 30, 2007	263.00	263.00
December 31, 2007	263.00	263.00

March 31, 2006	$245.00	$245.00
June 30, 2006	253.00	253.00
September 30, 2006	253.00	253.00
December 31, 2006	256.00	256.00
The Corporation purchased 7,186 shares at $263 per share during 2007 and no shares during 2006.

Maximum number
			Total number of	(or dollar value) of
			shares purchased	shares that may
			as part of publicly	yet be purchased
	Total number of	Price paid per	announced plans	under the plans or
Period	shares purchased	share	or programs	programs

September 18, 2007	7,186	$263.00	N/A	N/A
Dividends and Dividend History
The Corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2007 a dividend of $2.00 per share was paid to stockholders on May 15 and a dividend of $2.00 per share was paid on November 15. In 2006 a dividend of $2.00 per share was paid to stockholders on May 15, and a dividend of $2.00 per share was paid on November 15.
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
Shareholder Return Performance Graph
The following graph compares the yearly dollar change in the cumulative total shareholder return on Neffs Bancorp, Inc.’s common stock against the cumulative total return of the NASDAQ Composite, and the Neffs Bancorp, Inc.’s Peer Groups for the period of five fiscal years commencing December 31, 2002, and ending December 31, 2007. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2002, in each of Neffs Bancorp, Inc.’s common stock, the NASDAQ Composite and the Neffs Bancorp, Inc., Peer Groups. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Neffs Bancorp, Inc.	100.00	114.83	121.83	129.86	135.45	145.61
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Neffs Bancorp 2006 Peer Group	100.00	122.52	125.56	132.55	129.60	133.95
Neffs Bancorp 2007 Peer Group	100.00	112.96	117.10	123.24	122.90	106.73
“The Neffs Bancorp 2006 Peer Group Index consists of American Bank Inc., East Penn Financial Corp (acquired 11/19/07)., Mauch Chunk Financial Corp., New Tripoli Bancorp. Inc.,
“The Neffs Bancorp 2007 Peer Group Index consists of American Bank Inc., First Star Bancorp Inc., Mauch Chunk Financial Corp., MNB Corp., New Tripoli Bancorp Inc., JTNB Bancorp Inc.,

Source: SNL Financial LC Charlottesville. VA @2008	(434)977-1600 WWW.snl.com

Item 6. Selected Financial Data
The information under the caption “Selected Financial Data” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.
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
The following table reflects the bank’s net interest income sensitivity analysis as of December 31, 2007 and 2006. The schedule indicates that as of December 31, 2007, a hypothetical 200 basis point decline in prevailing market interest rates would cause the bank’s net interest income to decline less then 1% from the current rate scenario. The computations do not contemplate any action management or the Asset/Liability Management Committee could undertake in response to changes in market conditions or market interest rates.

	2007		2006
	Change in		Change in
	Net Interest	Percentage	Net Interest	Percentage
(dollars in thousands)	Income	Change	Income	Change
Policy Limit		±5.0%		±5.0%

Down 200 basis points	$(4)	(0.1%)	$(6)	(0.1%)
Down 100 basis points	15	0.2%	19	0.3%

Up 100 basis points	25	0.4%	2	0.0%
Up 200 basis points	(19)	(0.3%)	(7)	(0.1%)
Item 8. Financial Statements and Supplementary Data
The financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of December 31, 2007, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.
Internal Controls Over Financial Reporting
The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.
Item 9A(T). Controls and Procedures
Report of Management’s Assessment of Internal Control over Financial Reporting
Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:
▪	maintain records that accurately reflect the company’s transactions;

▪	prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;

▪	prevent and detect unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
The Board of Directors of Neffs Bancorp, Inc., through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.
Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ John J. Remaley President & CEO	/s/ Kevin A. Schmidt Principle Financial Officer
Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Governance of the Corporation”, “Information about Nominees and Continuing Directors”, “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2008 Annual Meeting of Shareholders scheduled for May 14, 2008.
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
Item 11. Executive Compensation
The information under the caption “Executive Compensation” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2008 Annual Meeting of Shareholders scheduled for May 14, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2008 Annual Meeting of Shareholders scheduled for May 14, 2008.
The Corporation currently does not maintain any equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Transactions with Directors and Executive Officers” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2008 Annual Meeting of Shareholders scheduled for May 14, 2008.
Item 14. Principal Accountant Fees and Services
The information under the caption “Report of the Audit Committee” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2008 Annual Meeting of Shareholders scheduled for May 14, 2008.
Part IV
Item 15. Exhibits and Financial Statement Schedules

No.		Description
(a)	(1)	Financial Statements are incorporated by reference from the 2007 Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	(2)	Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

	(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

	3 (i)	Amended and Restated Articles of Incorporation of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form 10 dated and as filed with Commission on April 27, 2001.)

No.		Description
	3 (ii)	Amended and Restated Bylaws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

	11	Statement re: computation of per share earnings. See Consolidated Statements of Income and Note 1 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

	13	Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

	14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K of the registrant filed on April 1, 2002.)

	21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K of the registrant filed on April 1, 2002.)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

(b)		Exhibits required by item 601 of Regulation SK.

See Item 15(a) (3) above.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Neffs Bancorp, Inc.
Date: March 31, 2008	By:	/s/ John J. Remaley
John J. Remaley
President and Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Remaley John J. Remaley	President, Chief Executive Officer and Director	March 31, 2008

/s/Herman P. Snyder Herman P. Snyder	Vice President and Director	March 31, 2008

/s/Robert B. Heintzelman Robert B. Heintzelman	Director	March 31, 2008

/s/Mary Ann Wagner Mary Ann Wagner	Director	March 31, 2008

/s/John F. Simock John F. Simock	Director	March 31, 2008

/s/Kevin A. Schmidt Kevin A. Schmidt	Treasurer and Director	March 31, 2008

/s/John F. Sharkey, Jr. John F. Sharkey, Jr.	Director	March 31, 2008

/s/Duane A. Schleicher Duane A. Schleicher	Director	March 31, 2008