Form 10-Q
period 2008-03-31
NEFFS BANCORP INC
filed 2008-05-12
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File 0 — 32605

NEFFS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
5629 PA Route 873, P.O. Box 10, Neffs, PA l8065-0010
(Address of principal executive offices)
(610) 767-3875
(Issuer’s telephone number)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
As of April 30, 2008, there were 190,267 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
Dollars in thousands, except share data	2008	2007

ASSETS

Cash and due from banks	$3,705	$3,888
Interest bearing deposits with banks	172	118
Federal funds sold	2,080	—
Securities available for sale	39,229	36,394
Securities held to maturity, fair value $85,647 in 2008;$87,896 in 2007	84,388	86,811

Loans	95,084	94,610
Less allowance for loan losses	(636)	(620)

Net loans	94,448	93,990

Premises and equipment, net	2,305	2,347
Other assets	2,803	2,249

Total assets	$229,130	$225,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Non-interest bearing	$16,224	$17,205
Interest bearing	168,445	163,186

Total deposits	184,669	180,391
Federal funds purchased	—	2,249
Other liabilities	2,065	1,327

Total liabilities	186,734	183,967

Stockholders’ Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares; outstanding 2008 190,267 shares; 2007 190,755 shares	200	200
Paid-in capital	753	753
Retained earnings	43,882	43,558
Accumulated other comprehensive loss	(3)	(373)
Treasury stock, at cost 2008 9,733 shares; 2007 9,245 shares	(2,436)	(2,308)

Total stockholders’ equity	42,396	41,830

Total liabilities and stockholders’ equity	$229,130	$225,797

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Dollars in thousands, except per share data	2008	2007

Interest income:
Interest and fees on loans	$1,556	$1,421
Interest and dividends on investments:
Taxable	1,182	968
Exempt from federal income taxes	405	473
Interest on federal funds sold and other	1	16

Total interest income	3,144	2,878

Interest Expense
Deposits	1,588	1,470
Borrowings	9	—

Total interest expense	1,597	1,470

Net interest income	1,547	1,408
Provision for loan losses	15	—

Net interest income after Provision for loan losses	1,532	1,408

Other income:
Service charges on deposit accounts	30	31
Other service charges and fees	24	22
Other income	12	9

Total other income	66	62

Other expenses:
Salaries and employee benefits	353	346
Occupancy	44	33
Furniture and equipment	67	67
Pennsylvania shares tax	106	101
Other expenses	149	170

Total other expenses	719	717

Income before income taxes	879	753

Income tax expense	174	105

Net income	$705	$648

Per share data:
Earnings per share, basic	$3.70	$3.27

Weighted average common shares outstanding	190,316	197,941

Cash dividends declared per share	$2.00	$2.00

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008 and 2007
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2006	$200	$753	$41,634	$(947)	$(418)	$41,222
Comprehensive Income:
Net income	—	—	648	—	—	648
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	162	—	162

Total comprehensive income						810

Cash dividends declared on common stock, $2.00 per share	—	—	(396)	—	—	(396)

Balance, March 31, 2007	$200	$753	$41,886	$(785)	$(418)	$41,636

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2007	$200	$753	$43,558	$(373)	$(2,308)	$41,830
Comprehensive Income:
Net income	—	—	705	—	—	705
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	370	—	370

Total comprehensive income						1,075

Cash dividends declared on common stock, $2.00 per share	—	—	(381)	—	—	(381)

Purchase of treasury stock (488 shares)	—	—	—	—	(128)	(128)

Balance, March 31, 2008	$200	$753	$43,882	$(3)	$(2,436)	$42,396

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands
Three Months Ended March 31,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$705	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	—
Depreciation	55	50
Net accretion of securities premiums/discounts	(100)	(25)
Change in assets and liabilities:
Increase in:
Accrued interest receivable	(99)	(111)
Other assets	(646)	(287)
Increase in:
Other liabilities	357	80

Net cash provided by operating activities	287	355

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits with banks	(54)	(24)
Decrease (increase) in federal funds sold	(2,080)	(1,988)
Purchase of securities available for sale	(3,897)	(927)
Proceeds from maturities/calls of securities available for sale	1,602	1,738
Purchase of securities held to maturity	(16,946)	(2,993)
Proceeds from maturities/calls of securities held to maturity	19,490	911
Net increase in loans	(473)	(1,908)
Purchases of premises and equipment	(13)	(24)

Net cash used in investing activities	(2,371)	(5,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,278	5,868
Net decrease in federal funds purchased	(2,249)	(357)
Purchase of treasury stock	(128)	—

Net cash provided (used) by financing activities	1,901	5,511

Increase (decrease) in cash and cash equivalents	(183)	651

Cash and cash equivalents:
Beginning	3,888	2,201

Ending	$3,705	$2,852

Supplementary Cash Flows Information
Interest Paid	$1,551	$1,421

Income Taxes Paid	$141	$—

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
Note 1. BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 3l, 2008, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2008. These statements should be read in conjunction with the financial statements and notes contained in the 2007 Annual Report to Stockholders.
In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the SEC.
For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.’s Annual Report to shareholders for the year ended December 31, 2007.
Note 2. COMMITMENTS AND CONTINGENCIES
The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation’s financial position and results of operations.

Note 3. COMPREHENSIVE INCOME
The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Unrealized holding gains on available for sale securities	$561	$245

Tax effect	(191)	(83)

Other comprehensive income (loss), net of tax	$370	$162

Note 4. EARNINGS PER SHARE
Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.
Note 5. GUARANTEES
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $628,000 of standby letters of credit as of March 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.
Note 6. ADOPTION OF NEW ACCOUNTING STANDARDS
The Corporation adopted FASB Statement No. 157 “Fair Value Measurements” (SFAS 157) effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value. There was no impact from the adoption of SFAS 157 on the amounts reported in the consolidated financial statements. The primary effect of SFAS 157 on the Corporation was to expand the required disclosures pertaining to the methods used to determine fair values.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
		Markets for	Observable	Unobservable
Description	March 31, 2008	Identical Assets	Inputs	Inputs
(In Thousands)
Securities Available for sale	$39,229	$39,229
The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption did not apply to those non-financial assets and non-financial liabilities for which adoption was delayed until January 1, 2009 in accordance with FSP FAS 157-2.
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation was required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. The adoption of SFAS No. 155 had no impact on the Corporation’s financial position and results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Corporation was as of the beginning of fiscal 2007. The adoption of SFAS 156 did not have any effect on the Corporation’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48)), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely that not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. There was no impact of adopting FIN 48 on the Corporation’s financial statements.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Corporation January 1, 2008. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
Note 7. NEW ACCOUNTING STANDARDS
In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Corporation’s accounting for business combinations beginning January 1, 2009.
FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect SAB 109 to have a material impact on its financial statements.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Corporation’s balance sheets and statements of income. This section should be read in conjunction with the Corporation’s financial statements and accompanying notes.
Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary. When words such as “believes,” “expects,” “anticipates” or similar expressions occur in this Form 10-Q, management is making forward-looking statements.
Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include the following:
❖	operating, legal and regulatory risks;

❖	economic, political, and competitive forces affecting banking, securities, asset management and credit services businesses; and

❖	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that the Corporation files periodically with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES
Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this Form 10-Q on page 13 under the paragraph titled “Provision for Loan Losses” and on page 14 under the paragraphs titled “Loan and Asset Quality and Allowance for Loan Losses”.
OVERVIEW
Net income for the first quarter of 2008 increased 8.8% to $705,000 as compared to $648,000 for the first quarter of 2007. The increase in net income was principally related to the increase in net interest income of $139,000 offset by a $15,000 increase in Provision for Loan Loss and a $69,000 increase in income tax expense. Net income per common share increased 13.1% to $3.70 per share from $3.27 per share in the first quarter a year ago. At March 31, 2008, the Corporation had total assets of $229.1 million and total deposits of $184.7 million.
RESULTS OF OPERATIONS
Average Balances and Average Interest Rates
Interest earning assets averaged $219.4 million for the first quarter of 2008 as compared to $212.2 million for the same period in 2007. The yield on earning assets for the first quarter of 2008 was 5.7%; this yield increased from 5.4% in the comparable period in 2007.
Interest-bearing liabilities were $167.5 million during the first quarter of 2008, a 5.1% increase from the $159.5 million reported in the first quarter of 2007. The change in average interest bearing liabilities was the result of increases in time deposits of $10.9 million, offset by a $2.8 million decrease in savings deposits and a $1.0 million decrease in interest bearing checking accounts, as customers shifted funds from lower yielding accounts to higher yielding short-term certificates of deposit. The average rate paid on interest bearing liabilities was 3.8% for the first quarter of 2008 and 3.7% for the first quarter of 2007.
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
Interest income for the first quarter of 2008 increased by $266,000 or 9.2% over the first quarter of 2007. Interest expense for the first quarter of 2008 increased by $127,000 or 8.6%, as compared to the first quarter of 2007. The increase was due to the higher interest rates being offered and paid on interest bearing deposits, mainly certificates of deposit.

Net interest income increased by $139,000 or 9.9% to $1.5 million for the first quarter of 2008 as compared to $1.4 million for the first quarter of 2007. This increase resulted from an increase in interest bearing assets along with a higher yield.
Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2008 was 2.8% compared to 2.7% for the first quarter of 2007. During the first quarter of 2008, the yield on earning assets was 5.7%, a 30 basis point increase over the 5.4% reported in the first quarter of 2007. The yield on interest bearing deposits increased to 3.8% as compared to 3.7% for the first quarter of 2007.
Provision for Loan Losses
Provision for loan losses increased to $15,000 for 2008 from no provision in 2007. The increase is due in part to an increase in loans. Management regularly assesses the appropriateness and adequacy of the allowance for loan losses in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the allowance is reasonable and adequate for each of the periods presented. The Corporation has no credit exposure to foreign countries or foreign borrowers. The Corporation also has no exposure to subprime mortgage loans.
Non-interest Income
Non-interest income for the first quarter of 2008 increased by $4,000 or 6.5% from the same period in 2007. The increase was attributable to an increase in other income and other service charges and fees.
Non-interest Expense
For the first quarter of 2008, non-interest expenses increased by $2,000 or 0.3% to $719,000 compared to $717,000 over the same period in 2007. Increases in employee expenses, occupancy expenses, and PA shares tax were offset by decreases in other expenses.
Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $7,000 or 2.0%, for the first quarter of 2008. This increase was due in part to an increase in employee benefits.
Occupancy and furniture/equipment expense for the first quarter of 2008 increased by $11,000 or 11.0% as compared to the first quarter of 2007. Increased use of internet banking, bill pay and imaging resulted in additional maintenance, repair and depreciation expenses over the first quarter of 2007.
Other expenses decreased by $21,000, or 12.4%, to $149,000 in 2008 from the same period in 2007. This decrease was mainly due to decreases in loan and collection, stationary and supplies, and director training and education expenses.
One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.2% for the three months ended March 31, 2008 and in the same period in 2007. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2008, the operating efficiency ratio was 44.6% compared to 48.8% for the similar period in 2007. This increase is due mainly to the increase in interest income.

Provision for Federal Income Taxes
The provision for federal income taxes was $174,000 for the first quarter of 2008 compared to $105,000 for this same period in 2007. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 19.8% for the first three months of 2008 and 13.9% for the same period in 2007. The effective tax rate increased due to the increase in pre-tax income while tax-exempt income declined.
Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets. The Corporation’s annualized ROA for the first quarter of 2008 was 1.3%, an increase of 10 basis points from the first quarter of 2007 because of the increase in net income period to period.
Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2008 increased to 6.7% from 6.3% in 2007, an increase of 40 basis points due mainly to the increase in net income for the first quarter of 2008 over the first quarter of 2007.
FINANCIAL CONDITION
Securities
Securities available for sale increased $2.8 million to $39.2 million as of March 31, 2008, from $36.4 million at December 31, 2007.
The securities available for sale portfolio had an unrealized loss of $3,000, net of taxes at the end of the first quarter of 2008, compared to an unrealized loss of $373,000, net of taxes, at December 31, 2007. This increase was mainly due to the increase in available for sale securities and a decrease in the unrealized loss on securities available for sale.
During the first three months of 2008, the securities held to maturity portfolio decreased $2.4 million to $84.4 million from $86.8 million at December 31, 2007, primarily due to using a portion of proceeds of matured or called securities held to maturity to purchase securities available for sale.
There are 79 debt securities in unrealized loss positions; however, the Corporation has the intent and ability to hold these securities until maturity or market price recovery and therefore no securities are deemed to be other-than-temporarily impaired.
Net Loans Receivable
During the first three months of 2008, net loans receivable increased by $458,000 from $94.0 million at December 31, 2007 to $94.4 million at March 31, 2008. Net loans receivable represented 51.1% of total deposits and 41.2% of total assets at March 31, 2008 as compared to 52.1% and 41.6%, respectively, at December 31, 2007.
Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $32,000 at March 31, 2008 as compared to $36,000 at December 31, 2007.

There was no foreclosed real estate held by the Corporation as of March 31, 2008 and December 31, 2007.
The following summary table presents information regarding non-performing loans and assets as of March 31, 2008 and March 31, 2007:
Nonperforming Loans and Assets
(Dollars in Thousands)

	March 31,	March 31,
	2008	2007
Nonaccrual loans:	$—	$—
Commercial	—	—
Consumer	—	—
Real Estate:
Construction	—	—
Mortgage	—	—

Total nonaccrual	—	—
Loans past due 90 days or more	32	6
Restructured loans	—	—

Total nonperforming loans	32	6
Foreclosed real estate	—	—

Total nonperforming assets	$32	$6

Nonperforming loans to total loans	0.03%	0.01%
Nonperforming assets to total assets	0.01%	0.00%

The following table sets forth the Corporation’s provision and allowance for loan losses.
Allowance for Loan Losses
(Dollars in Thousands)

	Three Months	Three Months
	Ending 3/31/08	Ending 3/31/07
Balance at beginning of period	$620	$653
Provisions charged to operating expenses	15	—
Recoveries of loans previously charged-off
Commercial	—	—
Consumer	1	1
Real Estate	—	—

Total recoveries	1	1
Loans charged-off:
Commercial	—	—
Consumer	—	(5)
Real Estate	—	—

Total charged-off	—	(5)

Net charge-offs	1	(4)

Balance at end of period	$636	$649

Net charge-offs as a percentage of average loans outstanding	0.00%	0.00%
Allowance for loan losses as a percentage of period-end loans	0.67%	0.72%
Deposits
Total deposits at March 31, 2008 were $184.7 million, an increase of $4.3 million, or 2.4%, over total deposits of $180.4 million at December 31, 2007. The outstanding balances by deposit classification at March 31, 2008 and 2007 are presented in the following table.

		At March 31,
		(Dollars in thousands)
	2008		2007
		Average		Average
	Balance	Yield	Balance	Yield
Demand deposits:
Noninterest-bearing	$16,224		$16,838
Interest-bearing	5,316	1.34%	6,462	1.44%
Savings	46,309	1.88%	51,096	1.95%
Time deposits:
<$100,000	77,149	4.61%	71,696	4.54%
>$100,000	39,671	4.96%	32,877	4.94%

Total deposits	$184,669		$178,969

Interest Rate Sensitivity
The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.
The Corporation’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Corporation’s asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Bank’s Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The Corporation’s Board of Directors approves the guidelines established by ALCO.
An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-bearing assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Corporation’s GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.
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
The Corporation’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 12 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Corporation’s model projects a proportionate 200 basis point change during the next year.
The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 31, 2008, the Corporation’s simulation model indicated net interest income would increase 1.07% within the first year if rates increased as described above. The model projected that net interest income would decrease by 0.63% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.
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
Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at March 31, 2008 totaled $7.2 million. This consisted of $2.5 million in tax-exempt loans, commercial real estate, construction, and land development loans, $4.0 million in home equity lines of credit, $628,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.
Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Capital Adequacy
At March 31, 2008, stockholders’ equity totaled $42.4 million, an increase of 1.4% over stockholders’ equity of $41.8 million at December 31, 2007. The increase in stockholders’ equity for the three months ended March 31, 2008 included a $370,000 unrealized gain, net of income taxes, on securities available for sale offset by an increase in treasury stock of $128,000. Excluding this unrealized gain and treasury stock purchase, stockholders’ equity changed by an increase of $324,000 in retained net income.
Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity together with related surpluses and retained earnings. Total capital may be comprised of total Tier 1 capital plus qualifying debt instruments and the allowance for loan losses.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the period indicated. The consolidated ratios are not materially different from those presented below.

				To be Well
				Capitalized
			For Capital	Under Prompt
	March 31,	December 31,	Adequacy	Corrective Action
	2008	2007	Purposes	Provision
Risk-based capital ratios:

Tier 1 Capital	37.5%	37.9%	4.0%	6.0%

Total Capital	38.1%	38.5%	8.0%	10.0%

Leveraged Capital	18.6%	18.7%	4.0%	5.0%
At March 31, 2008, the capital levels of the bank met the definition of a “well capitalized” institution.
Item 3.
Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since December 31, 2007. The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.
Item 4.
Controls and Procedures
The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of March 31, 2008, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.
The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.
Item 4T.
Controls and Procedures
Management of the Corporation, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the

Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II.
OTHER INFORMATION
Item 1. Legal Proceedings
In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation’s or it subsidiary’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Part 1, Item 1A, “Risk Factors”, of the Corporation’s Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to the Corporation’s business.
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

NEFFS BANCORP, INC.
Date: May 9, 2008	/s/ John J. Remaley
John J. Remaley, President