Form 10-Q
period 2008-06-30
NEFFS BANCORP INC
filed 2008-08-13
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File 0-32605
NEFFS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
5629 PA Route 873, P.O. Box 10, Neffs, PA l8065-0010
(Address of principal executive offices)
(610) 767-3875
(Issuer’s telephone number)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑
As of July 31, 2008, there were 189,697 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
Dollars in thousands, except share data	2008	2007

ASSETS

Cash and due from banks	$3,682	$3,888
Interest bearing deposits with banks	112	118
Securities available for sale	40,137	36,394
Securities held to maturity, fair value $86,898 in 2008; $87,896 in 2007	87,819	86,811

Loans	98,070	94,610
Less allowance for loan losses	(650)	(620)

Net loans	97,420	93,990

Premises and equipment, net	2,294	2,347
Other assets	2,691	2,249

Total assets	$234,155	$225,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest bearing	$16,575	$17,205
Interest bearing	171,034	163,186

Total deposits	187,609	180,391
Federal funds purchased	2,850	2,249
Other liabilities	1,260	1,327

Total liabilities	191,719	183,967

Stockholders’ Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares	200	200
Paid-in capital	753	753
Retained earnings	44,629	43,558
Accumulated other comprehensive loss	(560)	(373)
Treasury stock, at cost 2008 10,303 shares; 2007 9,245 shares	(2,586)	(2,308)

Total stockholders’ equity	42,436	41,830

Total liabilities and stockholders’ equity	$234,155	$225,797

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands, except per share data	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$1,615	$1,484	$3,171	$2,905
Interest and dividends on investments:
Taxable	1,179	992	2,361	1,960
Exempt from federal income taxes	398	456	803	929
Interest on federal funds sold and other	9	19	10	35

Total interest income	3,201	2,951	6,345	5,829

Interest Expense
Deposits	1,536	1,504	3,124	2,974
Borrowings	1	1	10	1

Total interest expense	1,537	1,505	3,134	2,975

Net interest income	1,664	1,446	3,211	2,854

Provision for loan losses	15	—	30	—

Net interest income after Provision for loan losses	1,649	1,446	3,181	2,854

Other income:
Service charges on deposit accounts	32	33	62	64
Other service charges and fees	25	22	49	44
Other income	13	13	25	22

Total other income	70	68	136	130

Other expenses:
Salaries and employee benefits	351	342	704	688
Occupancy	49	37	93	70
Furniture and equipment	67	65	134	132
Pennsylvania shares tax	106	101	212	202
Other expenses	203	187	352	357

Total other expenses	776	732	1,495	1,449

Income before income taxes	943	782	1,822	1,535

Income tax expense	196	117	370	222

Net income	$747	$665	$1,452	$1,313

Per share data:
Earnings per share, basic	$3.93	$3.36	$7.63	$6.63

Weighted average common shares outstanding	190,152	197,941	190,233	197,941

Cash dividends declared per share	$—	$—	$2.00	$2.00

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008 and 2007
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2006	$200	$753	$41,634	$(947)	$(418)	$41,222
Comprehensive Income:
Net income	—	—	1,313	—	—	1,313
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	(163)	—	(163)

Total comprehensive income						1,150

Cash dividends declared on common stock, $2.00 per share	—	—	(396)	—	—	(396)

Balance, June 30, 2007	$200	$753	$42,551	$(1,110)	$(418)	$41,976

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2007	$200	$753	$43,558	$(373)	$(2,308)	$41,830
Comprehensive Income:
Net income	—	—	1,452	—	—	1,452
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	(187)	—	(187)

Total comprehensive income						1,265

Cash dividends declared on common stock, $2.00 per share	—	—	(381)	—	—	(381)

Purchase of treasury stock (1,058 shares)	—	—	—	—	(278)	(278)

Balance, June 30, 2008	$200	$753	$44,629	$(560)	$(2,586)	$42,436

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands
Six Months Ended June 30,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,452	$1,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110	98
Provision for loan losses	30	—
Net accretion of securities premiums/discounts	(201)	(15)
Change in assets and liabilities:
Increase in:
Accrued interest receivable	(105)	(53)
Other assets	(241)	(135)
Decrease in:
Other liabilities	(67)	(8)

Net cash provided by operating activities	978	1,200

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits with banks	6	(50)
Increase in federal funds sold	—	(616)
Purchase of securities available for sale	(7,577)	(1,925)
Proceeds from maturities/calls of securities available for sale	3,509	3,471
Purchase of securities held to maturity	(28,858)	(5,487)
Proceeds from maturities/calls of securities held to maturity	28,093	3,756
Net increase in loans	(3,460)	(4,139)
Purchases of premises and equipment	(57)	(31)

Net cash used in investing activities	(8,344)	(5,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,218	5,010
Net decrease in federal funds purchased	601	(357)
Purchase of treasury stock	(278)	—
Dividends paid	(381)	(396)

Net cash provided (used) by financing activities	7,160	4,257

Increase (decrease) in cash and cash equivalents	(206)	436

Cash and cash equivalents:
Beginning	3,888	2,201

Ending	$3,682	$2,637

Supplementary Cash Flows Information
Interest Paid	$3,129	$2,890

Income Taxes Paid	$426	$267

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
Note 1. BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2008. These statements should be read in conjunction with the financial statements and notes contained in the 2007 Annual Report to Stockholders.
In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Readers should carefully review the risk factors described in the Form 10-K filed with the SEC by the Corporation.
For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.’s Annual Report to stockholders for the year ended December 31, 2007.
Note 2. COMMITMENTS AND CONTINGENCIES
The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation’s financial position and results of operations.

Note 3. COMPREHENSIVE INCOME
The components of other comprehensive income (loss) and related tax effects for the six months ended June 30, 2008 and 2007 are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Dollars in thousands	2008	2007	2008	2007
Unrealized holding gains (losses) on available for sale securities	$(844)	$(492)	$(283)	$(247)
Tax effect	287	167	96	84

Other comprehensive income (loss), net of tax	$(557)	$(325)	$(187)	$(163)

Note 4. EARNINGS PER SHARE
Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.
Note 5. GUARANTEES
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $612,000 of standby letters of credit as of June 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.
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
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets for	Significant Other	Significant
Description	June 30, 2008	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)
Securities Available for sale	$40,137	$40,137
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
Note 7. NEW ACCOUNTING STANDARDS
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

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
FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Corporation’s accounting for business combinations beginning January 1, 2009.
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
CRITICAL ACCOUNTING POLICIES
Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2007. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, and considerations of other-than-temporary impairment of investments. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses”, “Loan and Asset Quality and Allowance for Loan Losses”, and “Securities”.
OVERVIEW
Net income for the second quarter of 2008 increased 12.3% to $747,000 as compared to $665,000 for the second quarter of 2007. Total revenues increased 8.3% from $3.0 million to $3.3 million for the quarter and total expenses increased 7.2% from $2.4 million to $2.5 million. Net income per common share increased 17.0% to $3.93 per share from $3.36 per share in the second quarter a year ago. At June 30, 2008, the Corporation had total assets of $234.2 million, total loans of $98.1 million, and total deposits of $187.6 million.
Net income for the first half of 2008 increased 10.6% to $1.5 million as compared to $1.3 million for the first half of 2007. Total revenues increased 8.8% from $6.0 million to $6.5 million for the first six months of 2008 and total expenses increased 8.2% from $4.6 million to $5.0 million. Net income per common share increased 15.1% to $7.63 per share from $6.63 per share from the first two quarters of 2008 to the same period of 2007.
RESULTS OF OPERATIONS
Average Balances and Average Interest Rates
Interest earning assets averaged $222.8 million for the second quarter of 2008 as compared to $214.3 million for the same period in 2007. The growth in interest earning assets was mainly the result of an increase of $5.5 million in average total loans and an increase of $2.9 million in investments. Average interest-bearing liabilities increased from $160.5 million during the second quarter of 2007 to $170.5 million during the second quarter of 2008. The increase in average interest bearing liabilities was the result of increases in time deposits and Federal funds purchased of $11.7 million and $213,000, respectively, offset by decreases in savings and demand deposits of $1.2 million and $797,000, respectively.
The average yield on earning assets was 5.8% for the second quarter of 2008 as compared to 5.5% for the same quarter in 2007. The average rate paid on interest-bearing liabilities was 3.6% for the second quarter of 2008 and 3.8% for the second quarter of 2007. This was the result of the decreasing interest rate environment that was experienced during the latter part 2007 and into 2008.
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
Interest income for the second quarter of 2008 increased by $250,000 or 8.5% over the second quarter of 2007 due mainly to an increase in loans and securities. Interest expense for the second quarter of 2008 increased by $32,000 or 2.1%, as compared to the second quarter of 2007. The increase was due mainly to an increase in certificates of deposit.
Net interest income increased by $218,000 or 15.1% to $1.7 million for the second quarter of 2008 as compared to $1.4 million for the second quarter of 2007. This increase resulted from an increase in interest-bearing assets.
For the six months ended June 30, 2008, interest income increased by $516,000 or 8.9% over the same period in 2007. The increase for the first six months was mostly related to the increase in loans and securities. Interest earning assets for the first six months of 2008 averaged $221.1 million versus $213.3 million for the comparable period in 2007. The yield on those assets increased from 5.5% for the first six month of 2007 to 5.7% for the same period in 2008.
Interest expense for the first six months of 2008 increased $159,000 or 5.3% as compared to the first six months of 2007. The level of average interest-bearing liabilities increased from $160.0 million for the first half of 2007 to $169.0 million for the first six months of 2008. The average rate paid for the first half of 2008 and 2007 was 3.7%.

Net interest income for the first six months of 2008 increased by $357,000 or 12.5% over the same period in 2007. The company’s net interest margin increased to 2.9% for the six months ended June 30, 2008 from 2.7% for the same period last year.
Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the second quarter of 2008 was 3.0% compared to 2.7% for the second quarter of 2007. During the second quarter of 2008, the yield on earning assets was 5.8%, a 30 basis point increase over the 5.5% reported in the second quarter of 2007. The average rate paid on interest-bearing deposits decreased to 3.6% as compared to 3.8% for the second quarter of 2007.
Provision for Loan Losses
Provision for loan losses increased $15,000 for the second quarter of 2008 from no provision in the second quarter of 2007. The increase is due in part to an increase in loans.
For the six months ending June 30, 2008, provision for loan losses increased $30,000 compared to no provision for loan losses in the same period of 2007.
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
Non-interest Income
Non-interest income for the second quarter of 2008 increased by $2,000 or 2.9% from the same period in 2007. The increase was attributable to an increase in other service charges and fees. Non-interest income for the first six months of 2008 increased by $6,000 or 4.6% from the same period in 2007.
Non-interest Expense
For the second quarter of 2008, non-interest expenses increased by $44,000 or 6.0% to $776,000 compared to $732,000 over the same period in 2007. The increase was due to increases in employee expenses, occupancy expenses, PA shares tax, and other expenses.
Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $9,000 or 2.6%, for the second quarter of 2008. This increase was due in part to an increase in employee benefits.
Occupancy expense for the second quarter of 2008 increased by $12,000 or 32.4% as compared to the second quarter of 2007. Increased use of internet banking, bill pay and imaging resulted in additional maintenance, repair and depreciation expenses over the second quarter of 2007.
Furniture and equipment expense increased $2,000 to $67,000 for the second quarter of 2008 over the same period of 2007.
Shares tax increased from $101,000 to $106,000 from the second quarter of 2007 to the second quarter of 2008.

Other expenses increased by $16,000, or 8.6%, to $203,000 in the second quarter of 2008 from the same period in 2007. This increase was mainly due to increases in advertising, stationary and supplies, loan and collections, and director training expenses.
Total non-interest expense was $1.5 million for the first six months of 2008 compared to $1.4 million for the same period of 2007.
Salary expenses and employee benefits, which represent the largest component, 47.1%, of non-interest expenses, increased by $16,000 or 2.3% over the first six months of 2007.
Occupancy expense for the first six months of 2008 increased by $23,000 or 32.9% as compared to the first six months of 2007 due mainly to increased use of internet banking, bill pay, and imaging.
Furniture and equipment expense increased by $2,000 to $134,000 for the first half of 2008 as compared to 2007.
Shares tax expense increased by $10,000 or 5.0% for the first six months of 2008 from the same period in 2007. This increase was mainly due to continued capital growth.
Net other expenses decreased by $5,000 or 1.4% for the first six months ended June 30, 2008 over the first half of 2007.
One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.2% for the three months and six months ended June 30, 2008 and in the same periods in 2007.
Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended June 30, 2008, the operating efficiency ratio was 44.8% compared to 48.4% for the same period in 2007. For the six months ended June 30, 2008, this ratio was 44.7% compared to 48.6% for the six months ended June 30, 2007. This decrease is due mainly to the increase in interest income.
Provision for Federal Income Taxes
The provision for federal income taxes was $196,000 for the second quarter of 2008 compared to $117,000 for this same period in 2007. For the first six months the provision was $370,000 and $222,000 for 2008 and 2007, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 20.8% for the second quarter of 2008 and 15.0% for the same period in 2007. The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation. The effective tax rate and provision for Federal income taxes increased due to the increase in pre-tax income while tax-exempt income declined.
Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets. The Corporation’s annualized ROA for the second quarter of 2008 was 1.3% compared to 1.2% for the second quarter of 2007 and 1.3% and 1.2% for the first half of 2008 and 2007, respectively. The increase in ROA was mainly due to the increase in net income period to period.

Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2008 and 2007 is 7.0% and 6.4%, respectively. The annualized ROE for the first half of 2008 increased to 6.9% from 6.3% in the same period of 2007. This increase is due mainly to the increase in net income in 2008 over 2007 for the respective periods.
FINANCIAL CONDITION
Securities
Securities available for sale increased $3.7 million to $40.1 million as of June 30, 2008, from $36.4 million at December 31, 2007. This increase was due mainly to growth in deposits and pre-funding anticipated security calls.
The securities available for sale portfolio had an unrealized loss of $560,000, net of taxes, at the end of the second quarter of 2008, compared to an unrealized loss of $373,000, net of taxes, at December 31, 2007. This increase was mainly due to current market conditions.
During the first six months of 2008, the securities held to maturity portfolio increased $1.0 million to $87.8 million from $86.8 million at December 31, 2007, primarily due to growth in deposits.
There are 91 debt securities in unrealized loss positions; however, the Corporation has the intent and ability to hold these securities until maturity or market price recovery and therefore no securities are deemed to be other-than-temporarily impaired.
Net Loans Receivable
During the first six months of 2008, net loans receivable increased by $3.4 million from $94.0 million at December 31, 2007 to $97.4 million at June 30, 2008. Net loans receivable represented 51.9% of total deposits and 41.6% of total assets at June 30, 2008 as compared to 52.1% and 41.6%, respectively, at December 31, 2007.
Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $47,000 at June 30, 2008 as compared to $36,000 at December 31, 2007. There were $13,338 in repossessed assets held by the Corporation as of June 30, 2008 and no foreclosed assets at December 31, 2007.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2008 and December 31, 2007:
Nonperforming Loans and Assets
(Dollars in Thousands)

	June	December
	30, 2008	31, 2007
Nonaccrual loans:	$—	$—
Commercial	—	—
Consumer	—	—
Real Estate:
Construction	—	—
Mortgage	—	—

Total nonaccrual	—	—
Loans past due 90 days or more	47	36
Restructured loans	—	—

Total nonperforming loans	47	36
Repossessed assets	13	—

Total nonperforming assets	$60	$36

Nonperforming loans to total loans	0.05%	0.04%
Nonperforming assets to total assets	0.03%	0.02%
The following table sets forth the Corporation’s provision and allowance for loan losses.
Allowance for Loan Losses
(Dollars in Thousands)

	Six Months	Six Months
	Ending 6/30/08	Ending 6/30/07
Balance at beginning of period	$620	$653
Provisions charged to operating expenses	30	—
Recoveries of loans previously charged-off
Commercial	—	—
Consumer	1	1
Real Estate	—	—

Total recoveries	1	1
Loans charged-off:
Commercial	—	—
Consumer	(1)	(9)
Real Estate	—	—

Total charged-off	(1)	(9)

Net charge-offs	—	(8)

Balance at end of period	$650	$645

Net charge-offs as a percentage of average loans outstanding	0.00%	0.01%
Allowance for loan losses as a percentage of period-end loans	0.66%	0.70%

Deposits
Total deposits at June 30, 2008 were $187.6 million, an increase of $7.2 million, or 4.0%, over total deposits of $180.4 million at December 31, 2007. The outstanding balances by deposit classification at June 30, 2008 and 2007 are presented in the following table.

	At June 30,
	(Dollars in thousands)
	2008		2007
		Average		Average
	Balance	Rate	Balance	Rate
Demand Deposits:
Noninterest-bearing	$16,575		$17,346
Interest-bearing	6,128	1.01	6,764	1.53
Savings	48,027	1.81	47,037	1.95
Time deposits:
<$100,000	77,767	4.50	73,264	4.58
>$100,000	39,112	4.85	33,700	4.92

Total Deposits	$187,609		$178,111

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
The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2008, the Corporation’s simulation model indicated net interest income would increase 0.74% within the first year if rates increased as described above. The model projected that net interest income would decrease by 0.24% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.
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
Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at June 30, 2008 totaled $6.6 million. This consisted of $1.9 million in tax-exempt loans, commercial real estate, construction, and land development loans, $4.0 million in home equity lines of credit, $612,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.
Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Capital Adequacy
At June 30, 2008, stockholders’ equity totaled $42.4 million, an increase of 1.4% over stockholders’ equity of $41.8 million at December 31, 2007. The increase in stockholders’ equity for the six months ended June 30, 2008 is net of a $278,000 increase in treasury stock and an unrealized loss, net of income taxes, of $187,000 on securities available for sale. Excluding this unrealized loss and treasury stock purchase, stockholders’ equity changed by an increase of $1.1 million in retained net income.
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

				To be Well
				Capitalized
			For Capital	Under Prompt
	June 30,	December 31,	Adequacy	Corrective Action
	2008	2007	Purposes	Provision
Risk-based capital ratios:

Tier 1 Capital	37.2%	37.9%	4.0%	6.0%

Total Capital	37.8%	38.5%	8.0%	10.0%

Leveraged Capital	18.5%	18.7%	4.0%	5.0%
At June 30, 2008, the capital levels of the Bank met the definition of a “well capitalized” institution.
Item 3.
Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since March 31, 2008. The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.
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
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II.
OTHER INFORMATION
Item 1. Legal Proceedings
In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or the Bank is a party or to which their property is subject, which, if determined adversely to the Corporation or the Bank, would be material in relation to the Corporation’s or the Bank’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by government authorities.
Item 1A. Risk Factors
There are no material changes to the risk factors set forth in Part 1, Item 1A, “Risk Factors”, of the Corporation’s Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to the Corporation’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
a)	An annual meeting of shareholders was held on May 14, 2008 at The NOVA Building, Coplay, PA.

b)	One matter was voted on at the May 14, 2008, meeting as follows:

			Votes against or
Election of Directors	Term Expires	Votes Cast For	Withheld
John J. Remaley	May, 2011	156,473	1,367
John F. Sharkey, Jr.	May, 2011	156,740	1,100
Herman P. Snyder	May, 2011	155,819	2,021

Directors whose term continued after the meeting	Term Expires
Duane A. Schleicher	May, 2009
John F. Simock	May, 2009
Mary Ann Wagner	May, 2009
Robert B. Heintzelman	May, 2010
Kevin A. Schmidt	May, 2010

Item 5. Other Information
Not applicable
Item 6. Exhibits

3(i)	Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) to the Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

3(ii)	Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8K filed with the Commission on February 27, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

NEFFS BANCORP, INC.

Date: August 13, 2008	/s/ John J. Remaley
John J. Remaley, President