Form 10-Q
period 2008-09-30
NEFFS BANCORP INC
filed 2008-11-14
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File    0    -    32605
NEFFS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383

(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
As of October 31, 2008, there were 189,352 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Condition (Unaudited) September 30, 2008 and December 31, 2007	3

Consolidated Statements of Income (Unaudited) Three months ended September 30, 2008 and September 30, 2007 Nine months ended September 30, 2008 and September 30, 2007	4

Consolidated Statements of Stockholders’ Equity (Unaudited) Nine months ended September 30, 2008 and September 30, 2007	5

Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2008 and September 30, 2007	6

Notes to the Interim Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	24

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
Dollars in thousands, except share data	2008	2007

ASSETS

Cash and due from banks	$3,573	$3,888
Interest bearing deposits with banks	109	118
Securities available for sale	39,428	36,394
Securities held to maturity, fair value $87,942 in 2008; $87,896 in 2007	88,074	86,811

Loans	99,721	94,610
Less allowance for loan losses	(687)	(620)

Net loans	99,034	93,990

Premises and equipment, net	2,307	2,347
Other assets	2,395	2,249

Total assets	$234,920	$225,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Non-interest bearing	$15,915	$17,205
Interest bearing	173,633	163,186

Total deposits	189,548	180,391
Federal funds purchased	595	2,249
Other liabilities	1,600	1,327

Total liabilities	191,743	183,967

Stockholders’ Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares	200	200
Paid-in capital	753	753
Retained earnings	45,020	43,558
Accumulated other comprehensive loss	(168)	(373)
Treasury stock, at cost 2008 10,464 shares; 2007 9,245 shares	(2,628)	(2,308)

Total stockholders’ equity	43,177	41,830

Total liabilities and stockholders’ equity	$234,920	$225,797

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands, except per share data	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$1,655	$1,536	$4,826	$4,441
Interest and dividends on investments:
Taxable	1,222	1,049	3,595	3,009
Exempt from federal income taxes	373	437	1,164	1,366
Interest on federal funds sold and other	1	17	11	52

Total interest income	3,251	3,039	9,596	8,868

Interest Expense
Deposits	1,492	1,534	4,616	4,508
Borrowings	11	—	21	1

Total interest expense	1,503	1,534	4,637	4,509

Net interest income	1,748	1,505	4,959	4,359
Provision for loan losses	38	—	68	—

Net interest income after provision for loan losses	1,710	1,505	4,891	4,359

Other income:
Service charges on deposit accounts	36	36	98	100
Other service charges and fees	26	24	75	68
Other income	9	11	34	33

Total other income	71	71	207	201

Other expenses:
Salaries and employee benefits	358	341	1,062	1,029
Occupancy	83	64	171	134
Furniture and equipment	68	69	200	201
Pennsylvania shares tax	106	100	318	302
Other expenses	164	150	523	507

Total other expenses	779	724	2,274	2,173

Income before income taxes	1,002	852	2,824	2,387

Income tax expense	232	148	602	370

Net income	$770	$704	$2,222	$2,017

Per share data:
Earnings per share, basic	$4.06	$3.57	$11.69	$10.21

Weighted average common shares outstanding	189,676	197,004	190,046	197,625

Cash dividends declared per share	$2.00	$2.00	$4.00	$4.00

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2006	$200	$753	$41,634	$(947)	$(418)	$41,222
Comprehensive Income:
Net income	—	—	2,017	—	—	2,017
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	200	—	200

Total comprehensive income						2,217

Cash dividends declared on common stock, $4.00 per share	—	—	(777)	—	—	(777)

Purchase of treasury stock (7,186 shares)	—	—	—	—	(1,890)	(1,890)

Balance, September 30, 2007	$200	$753	$42,874	$(747)	$(2,308)	$40,772

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2007	$200	$753	$43,558	$(373)	$(2,308)	$41,830
Comprehensive Income:
Net income	—	—	2,222	—	—	2,222
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	205	—	205

Total comprehensive income						2,427

Cash dividends declared on common stock, $4.00 per share	—	—	(760)	—	—	(760)

Purchase of treasury stock (1,219 shares)	—	—	—	—	(320)	(320)

Balance, September 30, 2008	$200	$753	$45,020	$(168)	$(2,628)	$43,177

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands
Nine Months Ended September 30,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,222	$2,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165	151
Provision for loan losses	68	—
Net accretion of securities premiums/discounts	(320)	(47)
Change in assets and liabilities:
Increase in:
Accrued interest receivable	(121)	(186)
Other assets	(131)	(40)
Decrease in:
Other liabilities	(106)	62

Net cash provided by operating activities	1,777	1,957

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits with banks	9	(61)
Increase in federal funds sold	—	(3,700)
Purchase of securities available for sale	(8,050)	(1,925)
Proceeds from maturities/calls of securities available for sale	5,268	5,019
Purchase of securities held to maturity	(30,617)	(9,417)
Proceeds from maturities/calls of securities held to maturity	29,733	6,546
Net increase in loans	(5,112)	(5,731)
Purchases of premises and equipment	(125)	(39)

Net cash used in investing activities	(8,894)	(9,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,157	10,625
Net decrease in federal funds purchased	(1,654)	(357)
Dividends paid	(381)	(396)
Purchase of treasury stock	(320)	(1,890)

Net cash provided by financing activities	6,802	7,982

Increase (decrease) in cash and cash equivalents	(315)	631

Cash and cash equivalents:
Beginning	3,888	2,201

Ending	$3,573	$2,832

Supplementary Cash Flows Information
Interest Paid	$4,710	$4,390

Income Taxes Paid	$676	$410

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
Note 1. BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2008. These statements should be read in conjunction with the financial statements and notes contained in the 2007 Annual Report to Stockholders.
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
Note 3. COMPREHENSIVE INCOME
The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Dollars in thousands	2008	2007	2008	2007
Unrealized holding gains on available for sale securities	$594	$550	$311	$303

Tax effect	(202)	(187)	(106)	(103)

Other comprehensive income, net of tax	$392	$363	$205	$200

Note 4. EARNINGS PER SHARE
Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.
Note 5. GUARANTEES
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $612,000 of standby letters of credit as of September 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.
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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
Description	2008	Identical Assets	Inputs	Inputs
(In Thousands)
Securities Available for sale	$39,428	$39,428
The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption did not apply to those non-financial assets and non-financial liabilities for which adoption was delayed until January 1, 2009 in accordance with FSP FAS 157-2.
On October 10, 2008, the FASB issued FSP 157-3, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Corporation adopted the FSP prospectively, beginning July 1, 2008 and considered this guidance in determining fair value measurements on September 30, 2008.
The Corporation conducts other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.
In determining whether an impairment is other than temporary, the Corporation considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Corporation’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. Among the factors that are considered in determining the Corporation’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.
The Corporation also considers the issuer’s financial condition, capital strength and near-term prospects. In addition, for debt securities and perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, the Corporation considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), current ability to make future payments in a timely manner and the issuer’s ability to service debt.
The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Corporation’s intent and ability to retain the security require considerable judgment.
Certain of the corporate debt securities are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Tranferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. At September 30, 2008, the Corporation concluded that no adverse change in cash flows occurred during the third quarter.
The Corporation analyzed the cash flow characteristics of these securities. Based on this analysis and because the Corporation has the intent and ability to hold these securities until recovery of fair value, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the Corporation does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2008. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.
As of September 30, 2008, management does not believe any unrealized loss represents an other-than-temporary impairment. The unrealized losses at September 30, 2008 were primarily interest rate-related.
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
Note 7. NEW ACCOUNTING STANDARDS
In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

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
OVERVIEW
Net income for the third quarter of 2008 increased 9.4% to $770,000 as compared to $704,000 for the third quarter of 2007. Total revenues increased 6.8% from $3.1 million to $3.3 million for the quarter and total expenses increased 6.1% from $2.4 million to $2.6 million. Net income per common share increased 13.7% to $4.06 per share from $3.57 per share in the third quarter a year ago. At September 30, 2008, the Corporation had total assets of $234.9 million, total loans of $99.7 million, and total deposits of $189.5 million.
Net income for the first nine months of 2008 increased 10.2% to $2.2 million as compared to $2.0 million for the first nine months of 2007. Total revenues increased 8.1% from $9.1 million to $9.8 million for the first nine months of 2008 and total expenses increased 7.5% from $7.1 million to $7.6 million. Net income per common share increased 14.5% to $11.69 per share from $10.21 per share from the first three quarters of 2008 to the same period of 2007.
RESULTS OF OPERATIONS
Average Balances and Average Interest Rates
Interest earning assets averaged $226.7 million for the third quarter of 2008 as compared to $217.0 million for the same period in 2007. The growth in interest earning assets was mainly the result of an increase of $5.9 million in average total loans and an increase of $5.3 million in average total investments. Average interest-bearing liabilities increased from $162.4 million during the third quarter of 2007 to $173.3 million during the third quarter of 2008. The increase in average interest bearing liabilities was the result of increases in time deposits, Federal funds purchased, and savings deposit accounts of $8.7 million, $2.2 million, and $638,000, respectively, offset by a decrease in demand deposits of $549,000.
The average yield on earning assets was 5.7% for the third quarter of 2008 as compared to 5.6% for the same quarter in 2007. The average rate paid on interest-bearing liabilities was 3.5% for the third quarter of 2008 and 3.8% for the third quarter of 2007. This was the result of the decreased deposit rates and increased loan yields experienced from September 2007 to September 2008.
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
Interest income for the third quarter of 2008 increased by $212,000 or 7.0% over the third quarter of 2007 due mainly to an increase in loans and securities. Interest expense for the third quarter of 2008 decreased by $31,000 or 2.0%, as compared to the third quarter of 2007. The decrease was due mainly to a decrease in deposit interest rates.
Net interest income increased by $243,000 or 16.1% to $1.7 million for the third quarter of 2008 as compared to $1.5 million for the third quarter of 2007. This increase resulted from an increase in interest-bearing assets and decrease in deposit interest rates.
For the nine months ended September 30, 2008, interest income increased by $728,000 or 8.2% over the same period in 2007. The increase for the first nine months was mostly related to the increase in loans and securities. Interest earning assets for the first nine months of 2008 averaged $223.0 million versus $214.5 million for the comparable period in 2007. The yield on those assets increased from 5.5% for the first nine month of 2007 to 5.7% for the same period in 2008.

Interest expense for the first nine months of 2008 increased $128,000 or 2.8% as compared to the first nine months of 2007. The level of average interest-bearing liabilities increased from $160.8 million for the first three quarters of 2007 to $170.5 million for the same period of 2008. The average rate paid for the first three quarters of 2008 and 2007 was 3.6% and 3.7%, respectively.
Net interest income for the first three quarters of 2008 increased by $600,000 or 13.8% over the same period in 2007. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The company’s net interest margin increased to 3.0% for the nine months ended September 30, 2008 from 2.7% for the same period last year.
Provision for Loan Losses
Provision for loan losses increased $38,000 for the third quarter of 2008 from no provision in the third quarter of 2007. The increase is due in part to an increase in loans.
For the nine months ending September 30, 2008, provision for loan losses increased $68,000 compared to no provision for loan losses in the same period of 2007.
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
Non-interest Income
Non-interest income for the third quarter of 2008 and 2007 remained the same at $71,000. Non-interest income for the first nine months of 2008 increased by $6,000 or 3.0% from the same period in 2007.
Non-interest Expense
For the third quarter of 2008, non-interest expenses increased by $55,000 or 7.6% to $779,000 compared to $724,000 over the same period in 2007. The increase was due to increases in employee expenses, occupancy expenses, PA shares tax, and other expenses.
Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $17,000 or 5.0%, for the third quarter of 2008. This increase was due in part to an increase in employee benefits.
Occupancy expense for the third quarter of 2008 increased by $19,000 or 29.7% as compared to the third quarter of 2007. Increased use of internet banking, bill pay and imaging resulted in additional maintenance, repair and depreciation expenses over the third quarter of 2007.
Furniture and equipment expense decreased $1,000 to $68,000 for the third quarter of 2008 over the same period of 2007.
Shares tax increased from $100,000 to $106,000 from the third quarter of 2007 to the third quarter of 2008.

Other expenses increased by $14,000, or 9.3%, to $164,000 in the third quarter of 2008 from the same period in 2007. This increase was mainly due to increases in bank account maintenance, postage, and bookkeeping expenses.
Total non-interest expense was $2.3 million for the first nine months of 2008 compared to $2.2 million for the same period of 2007.
Salary expenses and employee benefits, which represent the largest component, 46.7%, of non-interest expenses, increased by $33,000 or 3.2% over the first nine months of 2007.
Occupancy expense for the first nine months of 2008 increased by $37,000 or 27.6% as compared to the first nine months of 2007 due mainly to increased use of internet banking, bill pay, and imaging.
Furniture and equipment expense decreased by $1,000 to $200,000 for the first nine months of 2008 as compared to 2007.
Shares tax expense increased by $16,000 or 5.3% for the first nine months of 2008 from the same period in 2007. This increase was mainly due to continued capital growth.
Net other expenses increased by $16,000 or 3.2% for the first nine months ended September 30, 2008 over the same period of 2007.
One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.1% for the third quarter of 2008 and 1.2% for the same period of 2007. The overhead expense ratio was 1.2% for the first three quarters of 2008 and 2007.
Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended September 30, 2008, the operating efficiency ratio was 39.8% compared to 45.9% for the same period in 2007. For the nine months ended September 30, 2008, this ratio was 43.0% compared to 47.7% for the same period of 2007. This decrease is due mainly to the increase in net interest income.
Provision for Federal Income Taxes
The provision for federal income taxes was $232,000 for the third quarter of 2008 compared to $148,000 for this same period in 2007. For the first nine months the provision was $602,000 and $370,000 for 2008 and 2007, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 23.2% for the third quarter of 2008 and 17.4% for the same period in 2007. The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation. The effective tax rate and provision for Federal income taxes increased due to the increase in pre-tax income while tax-exempt income declined.
Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets. The Corporation’s annualized ROA for the third quarter of 2008 and 2007 was 1.3%. ROA for the first nine months of 2008 and 2007 was 1.3% and 1.2%, respectively. The increase in ROA was mainly due to the increase in net income period to period.
Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2008 and 2007 is 7.2% and 6.8%, respectively. The annualized ROE for the first three quarters of 2008 increased to 7.0% from 6.5% in the same period of 2007. This increase is due mainly to the increase in net income in 2008 over 2007 for the respective periods.
FINANCIAL CONDITION
Securities
Securities available for sale increased $3.0 million to $39.4 million as of September 30, 2008, from $36.4 million at December 31, 2007. This increase was due mainly to the purchase of additional securities as the continued growth in deposits and equity surpassed loan demand.
The securities available for sale portfolio had an unrealized loss of $168,000, net of taxes, at the end of the third quarter of 2008, compared to an unrealized loss of $373,000, net of taxes, at December 31, 2007. This decrease was mainly due to increase in market value as market rates continued to decline.
During the first nine months of 2008, the securities held to maturity portfolio increased $1.3 million to $88.1 million from $86.8 million at December 31, 2007. This increase was due mainly to the purchase of additional securities as the continued growth in deposits and equity surpassed loan demand.
There are 145 debt securities in unrealized loss positions. In reviewing their rating, underlying price, anticipated cash flow, and the intent and ability to hold the securities until maturity or market price recovery, the Corporation deemed that no securities are deemed to be other than temporarily impaired.
Net Loans Receivable
During the first nine months of 2008, net loans receivable increased by $5.0 million from $94.0 million at December 31, 2007 to $99.0 million at September 30, 2008. Net loans receivable represented 52.2% of total deposits and 42.2% of total assets at September 30, 2008 as compared to 52.1% and 41.6%, respectively, at December 31, 2007.
Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $194,000 at September 30, 2008 as compared to $36,000 at December 31, 2007. No loss is anticipated in these loans. There were no repossessed assets held by the Corporation as of September 30, 2008 and December 31, 2007.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2008 and December 31, 2007:
Nonperforming Loans and Assets
(Dollars in Thousands)

	September	December
	30, 2008	31, 2007
Nonaccrual loans:	$—	$—
Commercial	—	—
Consumer	—	—
Real Estate:
Construction	—	—
Mortgage	—	—

Total nonaccrual	—	—
Loans past due 90 days or more	194	36
Restructured loans	—	—

Total nonperforming loans	194	36
Repossessed assets	—	—

Total nonperforming assets	$194	$36

Nonperforming loans to total loans	0.19%	0.04%
Nonperforming assets to total assets	0.08%	0.02%
The following table sets forth the Corporation’s provision and allowance for loan losses.
Allowance for Loan Losses
(Dollars in Thousands)

	Nine Months	Nine Months
	Ending 9/30/08	Ending 9/30/07
Balance at beginning of period	$620	$653
Provisions charged to operating expenses	68	—
Recoveries of loans previously charged-off
Commercial	—	—
Consumer	1	4
Real Estate	—	—

Total recoveries	1	4
Loans charged-off:
Commercial	—	—
Consumer	(2)	(14)
Real Estate	—	—

Total charged-off	(2)	(14)

Net charge-offs	(1)	(10)

Balance at end of period	$687	$643

Net charge-offs as a percentage of average loans outstanding	0.00%	0.01%
Allowance for loan losses as a percentage of period-end loans	0.69%	0.69%

Deposits
Total deposits at September 30, 2008 were $189.5 million, an increase of $9.2 million, or 5.1%, over total deposits of $180.4 million at December 31, 2007. The outstanding balances by deposit classification at September 30, 2008 and 2007 are presented in the following table.

		At September 30,
		(Dollars in thousands)
	2008		2007
		Average		Average
	Balance	Rate	Balance	Rate
Demand Deposits:
Noninterest-bearing	$15,915		$18,052
Interest-bearing	6,246	0.73	6,302	1.70
Savings	47,921	1.69	49,368	1.92
Time deposits:
<$100,000	78,426	4.25	73,470	4.62
>$100,000	41,040	4.64	36,533	4.99

Total Deposits	$189,548		$183,726

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
The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At September 30, 2008, the Corporation’s simulation model indicated net interest income would increase 1.17% within the first year if rates increased as described above. The model projected that net interest income would decrease by 0.64% in the first year if rates decreased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.
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
Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at September 30, 2008 totaled $6.0 million. This consisted of $1.1 million in commercial real estate, construction, and land development loans, $4.2 million in home equity lines of credit, $612,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.
Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Capital Adequacy
At September 30, 2008, stockholders’ equity totaled $43.2 million, an increase of 3.2% over stockholders’ equity of $41.8 million at December 31, 2007. The increase in stockholders’ equity for the nine months ended September 30, 2008 is net of a $320,000 increase in treasury stock and an unrealized gain, net of income taxes, of $205,000 on securities available for sale. Excluding this unrealized gain and treasury stock purchase, stockholders’ equity changed by an increase of $1.5 million in retained net income.
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

				To be Well
				Capitalized
			For Capital	Under Prompt
	September 30,	December 31,	Adequacy	Corrective Action
	2008	2007	Purposes	Provision
Risk-based capital ratios:

Tier 1 Capital	37.4%	37.9%	4.0%	6.0%

Total Capital	38.0%	38.5%	8.0%	10.0%

Leveraged Capital	18.4%	18.7%	4.0%	5.0%
At September 30, 2008, the capital levels of the Bank met the definition of a “well capitalized” institution.
Item 3.
Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since June 30, 2008. The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.
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

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
During 2008 the capital and credit markets experienced severe volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions.  Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.
In response to the turmoil in the banking system and financial markets, the U.S. government has taken unprecedented actions, including the U.S. Treasury’s plan to inject capital into financial institutions for the purpose of stabilizing the financial markets generally or particular financial institutions.  There is no assurance that government actions will achieve their purpose.
The failure to help stabilize the financial markets and a continuation or worsening of the current financial market conditions could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in further declines in our investment portfolio which could become other-than-temporary impairments.
Please refer to Part 1, Item 1A, “Risk Factors”, of the Corporation’s Form 10-K for the year ended December 31, 2007 for additional disclosures regarding the risks and uncertainties related to the Corporation’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Although there is no formal stock repurchase plan, the Corporation repurchased Bancorp stock during the third quarter of 2008 as presented in the table below.

			Total	Maximum
			Number	Number of
			of Shares	Shares that
	Total		Purchased as	may yet be
	Number	Average	Part of	Purchased
	of	Price	Publicly	Under the
	Shares	Paid per	Announced Plans	Plans or
	Purchased	Share	or Programs	Programs
July 1 through July 31, 2008	—	$—	NA	NA

August 1 through August 31, 2008	41	263	NA	NA

September 1 through September 31, 2008	120	263	NA	NA

Total	161	$263	NA	NA
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

NEFFS BANCORP, INC.

Date: November 14, 2008	/s/ John J. Remaley

John J. Remaley, President