Form 10-K
period 2008-12-31
NEFFS BANCORP INC
filed 2009-03-27
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
for the fiscal year ended December 31, 2008.

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
Common Stock, $1.00 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant is $38,802,140 as of June 30, 2008(1).
The number of shares of the Issuer’s common stock, par value is $1.00 per share, outstanding as of March 3, 2009 was 188,429.
DOCUMENTS INCORPORATED BY REFERENCE:
Part II incorporates certain information by reference from the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2008 (the “Annual Report”). Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on June 30, 2008. The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

NEFFS BANCORP, INC.
FORM 10-K TABLES OF CONTENTS

Part I

Item I.	Business
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
As of December 31, 2008, the Corporation has approximately $239 million in assets, $193 million in deposits, $100 million in net loans and $45 million in stockholders’ equity. The bank is a member of the Federal Reserve Bank (“FRB”) and the bank’s deposits are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent permitted by law.
The Corporation’s principal executive office is located at 5629 Route 873, Neffs, Pennsylvania, 18065 and its telephone number is 610-767-3875.

As of December 31, 2008 the Corporation had 34 employees, of which 26 were full-time employees. Management believes the Corporation’s relationship with its employees is good.
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
The Corporation has focused its strategy for growth primarily on the further development of its community-based retail-banking facility. The objective of this corporate strategy is to maximize the total return to the Corporation so as to adequately reward the stockholders and to continue as a sound and successful community-oriented and independently-operated financial institution.
The Corporation is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Corporation.

Competitive Business Conditions/Competitive Position
The Corporation’s current primary service area, generally characterized as Greater Northern Lehigh County and Southern Carbon County, Pennsylvania, is characterized by intense competition for banking business. The bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have larger assets, capital, and lending limits larger than that of The Neffs National Bank. The bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. The business of the bank is not seasonal in nature.
Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which The Neffs National Bank does not directly offer (but which the bank may offer indirectly through other institutions).
In commercial transactions, the bank’s legal lending limit to a single borrower (approximately $6,679,000 as of December 31, 2008) enables it to compete effectively for the business of smaller companies.
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
Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Neffs Bancorp, Inc. is currently rated “satisfactory” under the Community Reinvestment Act.
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
The amount of funds that The Neffs National Bank may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

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
The Corporation is operating in a very uncertain environment for financial institutions. In 2008 and into 2009, there has been a series of events in financial and credit markets that have led to liquidity and credit crises throughout the world. There has also been considerable concern about the deepening economic downturn, both in the United States and internationally, and its ultimate impact on financial institutions. U.S. and foreign governmental agencies have taken unprecedented steps in an attempt to stabilize the markets, but there is no assurance these steps will be effective. Future developments in the financial and credit markets that the Corporation cannot currently predict could have a material impact on the Corporation’s financial condition and results of operations.
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

The Corporation Operates in a Highly Competitive Industry and Market Area
Neffs Bancorp, Inc. faces substantial competition in all phases of operation from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in the principal service area. Competitors may have greater resources, higher lending limits or larger branch systems. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products or services.
In addition, some of the competing financial services organizations are not subject to the same degree of regulations as are imposed on federally insured financial institutions. As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost, adversely affecting the ability to compete effectively.
The Corporation is Subject to Extensive Government Regulation and Supervision
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. Changes in laws, regulations, and regulatory practices affecting the banking industry may increase costs of doing business or otherwise adversely affect banks and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and the bank cannot predict the ultimate effect of these changes, which could have a material adverse effect on profitability or financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Main Office
The main office of Neffs Bancorp, Inc. and The Neffs National Bank is located at 5629 PA Route 873, North Whitehall Township, Neffs, PA 18065. The bank owns and occupies a 12,475 square feet building, containing a banking floor, lobby, administrative offices, lending offices, operations center, and executive offices. During 2001, the bank completed construction of two (2) additional lanes, for a total of five (5) lanes, to its drive thru facility located adjacent to the main building. The bank also owns a vacant lot behind the headquarters. Situated on the lot are a baseball field, basketball court and playground facility, all of which are available for use by the public.
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
The following table sets forth the prices at which common stock has traded during the last two (2) fiscal years. As of December 31, 2008, there were approximately 640 holders of record of the Corporation’s common stock.

	Sales Prices
Quarter Ended:	High	Low
March 31, 2008	$255.00	$255.00
June 30, 2008	260.00	260.00
September 30, 2008	265.00	245.00
December 31, 2008	235.00	221.00

March 31, 2007	$256.00	$256.00
June 30, 2007	262.00	262.00
September 30, 2007	263.00	263.00
December 31, 2007	263.00	263.00
The Corporation purchased 1,505 shares at $262 weighted average per share during 2008 and 7,186 shares at $263 per share during 2007.

Maximum number
			Total number of	(or dollar value) of
			shares purchased	shares that may
			as part of publicly	yet be purchased
	Total number of	Price paid per	announced plans	under the plans or
Period	shares purchased	share	or programs	programs
October 3, 2008	184	$263.00	N/A	N/A
November 19, 2008	102	$245.00	N/A	N/A
Dividends and Dividend History
The Corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year. In 2008 a dividend of $2.00 per share was paid to stockholders on May 15 and a dividend of $2.00 per share was paid on November 15. In 2007 a dividend of $2.00 per share was paid to stockholders on May 15, and a dividend of $2.00 per share was paid on November 15.
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
Item 6. Selected Financial Data
The information under the caption “Selected Financial Data” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.
Item 8. Financial Statements and Supplementary Data
The financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of December 31, 2008, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.
Internal Controls Over Financial Reporting
The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
•	maintain records that accurately reflect the company’s transactions;

•	prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	prevent and detect unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
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

/s/ John J. Remaley	/s/ Kevin A. Schmidt

President & CEO	Principle Financial Officer
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Governance of the Corporation”, “Information about Nominees and Continuing Directors”, “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2009 Annual Meeting of Shareholders scheduled for May 13, 2009.
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
Item 11. Executive Compensation
The information under the caption “Executive Compensation” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2009 Annual Meeting of Shareholders scheduled for May 13, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2009 Annual Meeting of Shareholders scheduled for May 13, 2009.
The Corporation currently does not maintain any equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Transactions with Directors and Executive Officers” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2009 Annual Meeting of Shareholders scheduled for May 13, 2009.
Item 14. Principal Accountant Fees and Services
The information under the caption “Report of the Audit Committee” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2009 Annual Meeting of Shareholders scheduled for May 13, 2009.
Part IV
Item 15. Exhibits and Financial Statement Schedules

No.		Description

(a)	(1)	Financial Statements are incorporated by reference from the 2008 Annual Report.

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Financial Condition
		Consolidated Statements of Income
		Consolidated Statements of Stockholders’ Equity

No.		Description

Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	(2)	Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

	(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

	3 (i)	Amended and Restated Articles of Incorporation of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) of the Registration Statement on Form 10 dated and as filed with Commission on April 27, 2001.)

	3 (ii)	Amended and Restated Bylaws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

	11	Statement re: computation of per share earnings. See Consolidated Statements of Income and Note 1 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

	13	Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

	14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K of the registrant filed on April 1, 2002.)

	21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K of the registrant filed on April 1, 2002.)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits required by item 601 of Regulation SK.

See Item 15(a) (3) above.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Neffs Bancorp, Inc.
Date: March 24, 2009	By:	/s/ John J. Remaley
John J. Remaley
President and Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Remaley John J. Remaley	President, Chief Executive Officer and Director	March 24, 2009

/s/ Herman P. Snyder Herman P. Snyder	Vice President and Director	March 24, 2009

/s/ Robert B. Heintzelman Robert B. Heintzelman	Director	March 24, 2009

/s/ Mary Ann Wagner Mary Ann Wagner	Director	March 24, 2009

/s/ John F. Simock John F. Simock	Director	March 24, 2009

/s/ Kevin A. Schmidt Kevin A. Schmidt	Treasurer and Director	March 24, 2009

/s/ John F. Sharkey, Jr. John F. Sharkey, Jr.	Director	March 24, 2009

/s/ Duane A. Schleicher Duane A. Schleicher	Director	March 24, 2009