Form 10-Q
period 2009-03-31
NEFFS BANCORP INC
filed 2009-05-13
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File 0-32605

NEFFS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐	Accelerated filer: ☐	Non-Accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐     No ☑
As of April 30, 2009, there were 187,457 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
Dollars in thousands, except share data	2009	2008

ASSETS

Cash and due from banks	$1,866	$2,489
Interest bearing deposits with banks	101	109
Federal funds sold	5,158	1,379
Securities available for sale	37,654	37,950
Securities held to maturity, fair value $93,374 in 2009; $89,111 in 2008	96,860	91,557

Loans	101,757	100,953
Less allowance for loan losses	(757)	(761)

Net loans	101,000	100,192

Premises and equipment, net	2,488	2,326
Restricted investments in bank stock	811	803
Other assets	2,052	1,977

Total assets	$247,990	$238,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Non-interest bearing	$19,479	$16,740
Interest bearing	181,797	176,198

Total deposits	201,276	192,938
Other liabilities	1,617	1,315

Total liabilities	202,893	194,253

Stockholders’ Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares;	200	200
Paid-in capital	753	753
Retained earnings	46,306	45,836
Accumulated other comprehensive gain	770	442
Treasury stock, at cost 2009 11,751 shares; 2008 10,750 shares	(2,932)	(2,702)

Total stockholders’ equity	45,097	44,529

Total liabilities and stockholders’ equity	$247,990	$238,782

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2009	2008

Interest income:
Interest and fees on loans	$1,609	$1,556
Interest and dividends on investments:
Taxable	1,310	1,182
Exempt from federal income taxes	354	405
Interest on federal funds sold and other	2	1

Total interest income	3,275	3,144

Interest Expense
Deposits	1,404	1,588
Borrowings	—	9

Total interest expense	1,404	1,597

Net interest income	1,871	1,547
Provision for loan losses	—	15

Net interest income after Provision for loan losses	1,871	1,532

Other income:
Service charges on deposit accounts	27	30
Other service charges and fees	22	24
Other income	10	12

Total other income	59	66

Other expenses:
Salaries and employee benefits	363	353
Occupancy	42	44
Furniture and equipment	67	67
Pennsylvania shares tax	111	106
Other expenses	235	149

Total other expenses	818	719

Income before income taxes	1,112	879

Income tax expense	265	174

Net income	$847	$705

Per share data:
Earnings per share, basic	$4.49	$3.70

Weighted average common shares outstanding	188,567	190,316

Cash dividends declared per share	$2.00	$2.00

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2009 and 2008
(Unaudited)

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2007	$200	$753	$43,558	$(373)	$(2,308)	$41,830
Comprehensive Income:
Net income	—	—	705	—	—	705
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	370	—	370

Total comprehensive income						1,075

Cash dividends declared on common stock, $2.00 per share	—	—	(381)	—	—	(381)

Purchase of treasury stock (488 shares)	—	—	—	—	(128)	(128)

Balance, March 31, 2008	$200	$753	$43,882	$(3)	$(2,436)	$42,396

				Accumulated
				Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
Dollars in thousands, except per share data	Stock	Capital	Earnings	Gain	Stock	Equity

Balance, December 31, 2008	$200	$753	$45,836	$442	$(2,702)	$44,529
Comprehensive Income:
Net income	—	—	847	—	—	847
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	328	—	328

Total comprehensive income						1,175

Cash dividends declared on common stock, $2.00 per share	—	—	(377)	—	—	(377)

Purchase of treasury stock (1,001 shares)	—	—	—	—	(230)	(230)

Balance, March 31, 2009	$200	$753	$46,306	$770	$(2,932)	$45,097

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands Three Months Ended March 31,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$847	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	15
Depreciation	55	55
Net accretion of securities premiums/discounts	(211)	(100)
Change in assets and liabilities:
Increase in:
Accrued interest receivable	(152)	(99)
Other assets	(92)	(646)
Increase in:
Other liabilities	(75)	357

Net cash provided by operating activities	372	287

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits with banks	8	(54)
Decrease (increase) in federal funds sold	(3,779)	(2,080)
Purchase of securities available for sale	(1,221)	(3,897)
Proceeds from maturities/calls of securities available for sale	1,998	1,532
Purchase of securities held to maturity	(14,461)	(16,946)
Proceeds from maturities/calls of securities held to maturity	9,385	19,490
Net decrease (increase) in investment in restricted bank stock	(8)	70
Net increase in loans	(808)	(473)
Purchases of premises and equipment	(217)	(13)

Net cash used in investing activities	(9,103)	(2,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,338	4,278
Net decrease in federal funds purchased	—	(2,249)
Purchase of treasury stock	(230)	(128)

Net cash provided (used) by financing activities	8,108	1,901

Increase (decrease) in cash and cash equivalents	(623)	(183)

Cash and cash equivalents:
Beginning	2,489	3,888

Ending	$1,866	$3,705

Supplementary Cash Flows Information
Interest Paid	$1,499	$1,551

Income Taxes Paid	$—	$141

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
Note 1. BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 3l, 2009, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2009. These statements should be read in conjunction with the financial statements and notes contained in the 2008 Annual Report to Stockholders.
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
For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.’s Annual Report to shareholders for the year ended December 31, 2008.
Note 2. COMMITMENTS AND CONTINGENCIES
The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation’s financial position and results of operations.

Note 3. COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months
	Ended
	March 31,
	2009	2008
	(In Thousands)

Unrealized holding gains on available for sale securities	$497	$561

Tax effect	(169)	(191)

Other comprehensive income, net of tax	$328	$370

Note 4. EARNINGS PER SHARE
Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.
Note 5. GUARANTEES
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $674,000 of standby letters of credit as of March 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.
Note 6. FAIR VALUE MEASUREMENTS
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
(In Thousands)
Securities available for sale, March 31, 2009	$37,654	$37,654
Securities available for sale, December 31, 2008	$37,950	$37,950
The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with FSP FAS 157-2.
On October 10, 2008, the FASB issued FSP 157-3, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Corporation adopted the FSP prospectively, beginning July 1, 2008 and considered this guidance in determining fair value measurements at March 31, 2009.
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
The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Corporation’s intent and ability to retain the security until recovery in value require considerable judgment.
Certain of the corporate debt securities are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. At March 31, 2009, the Corporation concluded that no adverse change in cash flows occurred during the quarter.
The Corporation analyzed the cash flow characteristics of these securities. Based on this analysis and because the Corporation has the intent and ability to hold these securities until recovery of fair value, which may be at maturity, and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the Corporation does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2009. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

We own 4 collateralized debt obligation securities totaling $3,975,000 par value and $420,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). These securities are included in corporate held to maturity securities. The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.
The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November and remain near those levels today. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.
Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009,

•	An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.
Our TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:
1.	The credit quality of the collateral is estimated using average risk-neutral probability of default values for each industry (i.e. banks, REITs and insurance companies are evaluated separately).

2.	Asset defaults are then generated taking account both the probability of default of the asset and an assumed level of correlation among the assets.

3.	A higher level of correlation is assumed among assets from the same industry (e.g. banks with other banks) than among those from different industries.

4.	The loss given default was assumed to be 95% (i.e. a 5 % recovery).

5.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine.

7.	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security.

8.	The average price was used for valuation purposes.
We recalculated the overall effective discount rates for these valuations. The overall discount rates range from 15.63% to 66.37% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

As of March 31, 2009, management does not believe any unrealized loss in its other debt securities represents an other-than-temporary impairment. The unrealized losses at March 31, 2009 were primarily interest rate-related.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Corporation January 1, 2008. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations because the Corporation did not apply the provisions of FAS 159 to any financial assets or liabilities.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material effect on its results of operations and consolidated financial statements .
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
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Corporation does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.
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
FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement did not have a material impact on our consolidated financial position or results of operations because the Corporation did not acquire control of any business during the quarter ended March 31, 2009.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combinations to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Corporation is currently evaluating the impact the adoption of the FSP will have on the Corporation’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
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
Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include the following:
•	operating, legal and regulatory risks;

•	economic, political, and competitive forces affecting banking, securities, asset management and credit services businesses; and

•	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that the Corporation files periodically with the Securities and Exchange Commission.
CRITICAL ACCOUNTING POLICIES
Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, and considerations of other-than-temporary impairment of investments. Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses”, “Loan and Asset Quality and Allowance for Loan Losses”, and “Securities”.
OVERVIEW
Net income for the first quarter of 2009 increased 20.1% to $847,000 as compared to $705,000 for the first quarter of 2008. The increase in net income was principally related to the increase in net interest income of $324,000 offset by increases in non-interest expense and income tax expense of $99,000 and $91,000, respectively. Net income per common share increased 21.4% to $4.49 per share from $3.70 per share in the first quarter a year ago. At March 31, 2009, the Corporation had total assets of $248.0 million and total deposits of $201.3 million.

RESULTS OF OPERATIONS
Average Balances and Average Interest Rates
Interest earning assets averaged $233.6 million for the first quarter of 2009 as compared to $219.4 million for the same period in 2008. The yield on earning assets for the first quarter of 2009 was 5.6%; this yield decreased from 5.7% in the comparable period in 2008.
Interest-bearing liabilities were $179.4 million during the first quarter of 2009, a 7.1% increase from the $167.5 million reported in the first quarter of 2008. The change in average interest bearing liabilities was the result of increases in time deposits of $8.9 million and savings of $3.8 million, offset by a $1.0 million decrease in Federal funds purchased. The average rate paid on interest bearing liabilities was 3.1% for the first quarter of 2009 and 3.8% for the first quarter of 2008.
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
Interest income for the first quarter of 2009 increased by $131,000 or 4.2% over the first quarter of 2008 due to an increase in interest bearing assets. Interest expense for the first quarter of 2009 decreased by $193,000 or 12.1%, as compared to the first quarter of 2008. The decrease was due to lower interest rates being offered and paid on interest bearing deposits.
Net interest income increased by $324,000 or 20.9% to $1.9 million for the first quarter of 2009 as compared to $1.5 million for the first quarter of 2008. This increase resulted from an increase in interest bearing assets and a decrease in interest rates paid on interest bearing deposit accounts.
Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Net interest margin for the first quarter of 2009 was 3.2% compared to 2.8% for the first quarter of 2008. During the first quarter of 2009, the yield on earning assets was 5.6%, a 10 basis point decrease over the 5.7% reported in the first quarter of 2008. The yield on interest bearing deposits decreased to 3.1% as compared to 3.8% for the first quarter of 2008.
Provision for Loan Losses
Provision for loan losses decreased to $0 for 2009 from $15,000 for the first quarter in 2008. Management regularly assesses the appropriateness and adequacy of the allowance for loan losses in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the allowance is reasonable and adequate for each of the periods presented. The Corporation has no credit exposure to foreign countries or foreign borrowers. The Corporation has no exposure to subprime mortgage loans.
Non-interest Income
Non-interest income for the first quarter of 2009 decreased by $7,000 or 10.6% from the same period in 2008. The increase was attributable to decreases in service charges and fees, other service charges and fees, and other income.

Non-interest Expense
For the first quarter of 2009, non-interest expenses increased by $99,000 or 13.8% to $818,000 compared to $719,000 over the same period in 2008 due to increases in other expenses, employee expenses, and PA shares tax expense.
Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $10,000 or 2.8%, for the first quarter of 2009. This increase was due to increases in employee benefits and employee salaries.
Occupancy expense decreased 4.5% to $42,000 in the first quarter of 2009 from $44,000 for the same period in 2008.
Furniture and equipment expense remained at $67,000 for the first quarters of 2009 and 2008.
Shares tax increased from $106,000 to $111,000 from the first quarter of 2008 to the first quarter of 2009.
Other expenses increased by $86,000, or 57.7%, to $235,000 in 2009 from the same period in 2008. This increase was mainly due to a $74,000 increase in FDIC assessment. Director training and education, loan and collections, and bank account maintenance expenses also increased.
One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.2% for the three months ended March 31, 2009 and the same period in 2008. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended March 31, 2009, the operating efficiency ratio was 42.4% compared to 44.6% for the same period in 2008. This decrease is due mainly to the increase in net interest income.
Provision for Federal Income Taxes
The provision for federal income taxes was $265,000 for the first quarter of 2009 compared to $174,000 for this same period in 2008. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 23.8% for the first three months of 2009 and 19.8% for the same period in 2008. The effective tax rate increased due to the increase in pre-tax income while tax-exempt income declined.
Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets. The Corporation’s annualized ROA for the first quarter of 2009 was 1.4%, an increase of 10 basis points from the first quarter of 2008 because of the increase in net income period to period.
Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2009 increased to 7.6% from 6.7% in 2008, an increase of 90 basis points, due mainly to the increase in net income for the first quarter of 2009 over the first quarter of 2008.
FINANCIAL CONDITION
Securities
Securities available for sale decreased $0.3 million to $37.7 million as of March 31, 2009, from $38.0 million at December 31, 2008.
The securities available for sale portfolio had an unrealized gain of $770,000, net of taxes at the end of the first quarter of 2009, compared to an unrealized gain of $442,000, net of taxes, at December 31, 2008. This increase was mainly due to continued decrease in interest rates.
During the first three months of 2009, the securities held to maturity portfolio increased $5.3 million to $96.9 million from $91.6 million at December 31, 2008, primarily due to increased deposits.
There are 55 debt securities in unrealized loss positions; however, the Corporation has the intent and ability to hold these securities until maturity or market price recovery and therefore no securities are deemed to be other-than-temporarily impaired.
Net Loans Receivable
During the first three months of 2009, net loans receivable increased by $808,000 from $100.2 million at December 31, 2008 to $101.0 million at March 31, 2009. Net loans receivable represented 50.2% of total deposits and 40.7% of total assets at March 31, 2009 as compared to 51.9% and 42.0%, respectively, at December 31, 2008.
Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $65,000 at March 31, 2009 as compared to $173,000 at December 31, 2008. There was no foreclosed real estate held by the Corporation as of March 31, 2009 and December 31, 2008.

The following summary table presents information regarding non-performing loans and assets as of March 31, 2009 and March 31, 2008:
Nonperforming Loans and Assets
(Dollars in Thousands)

	March 31,	March 31,
	2009	2008
Nonaccrual loans:	$—	$—
Commercial	—	—
Consumer	—	—
Real Estate:
Construction	—	—
Mortgage	—	—

Total nonaccrual	—	—
Loans past due 90 days or more	65	32
Restructured loans	—	—

Total nonperforming loans	65	32
Foreclosed real estate	—	—

Total nonperforming assets	$65	$32

Nonperforming loans to total loans	0.06%	0.03%
Nonperforming assets to total assets	0.03%	0.01%
The following table sets forth the Corporation’s provision and allowance for loan losses.
Allowance for Loan Losses
(Dollars in Thousands)

	Three Months	Three Months
	Ending 3/31/09	Ending 3/31/08
Balance at beginning of period	$761	$620
Provisions charged to operating expenses	—	15
Recoveries of loans previously charged-off
Commercial	—	—
Consumer	—	1
Real Estate	—	—

Total recoveries	—	1
Loans charged-off:
Commercial	—	—
Consumer	4	—
Real Estate	—	—

Total charged-off	4	—

Net charge-offs	4	1

Balance at end of period	$757	$636

Net charge-offs as a percentage of average loans outstanding	0.00%	0.00%
Allowance for loan losses as a percentage of period-end loans	0.74%	0.67%

Deposits
Total deposits at March 31, 2009 were $201.3 million, an increase of $8.3 million, or 4.3%, over total deposits of $192.9 million at December 31, 2008. The outstanding balances by deposit classification at March 31, 2009 and 2008 are presented in the following table.

	At March 31,
	(Dollars in thousands)
	2009		2008
		Average		Average
	Balance	Yield	Balance	Yield
Demand deposits:
Noninterest-bearing	$19,479		$16,224
Interest-bearing	6,074	0.46%	5,316	1.34%
Savings	51,142	1.39%	46,309	1.88%
Time deposits:
<$100,000	80,172	3.81%	77,149	4.61%
>$100,000	44,409	4.25%	39,671	4.96%

Total deposits	$201,276		$184,669

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
The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At March 31, 2009, the Corporation’s simulation model indicated net interest income would increase 10.49% within the first year if rates increased as described above. The model projected that net interest income would decrease by 5.10% in the first year if rates decreased as described above. These forecasts are temporarily outside the acceptable level of interest rate risk per the policies established by ALCO due to $5.2 million in Federal Funds Sold at the end of the quarter.
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
Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at March 31, 2009 totaled $7.4 million. This consisted of $2.0 million in tax-exempt loans, commercial real estate, construction, and land development loans, $4.7 million in home equity lines of credit, $674,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.
Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Capital Adequacy
At March 31, 2009, stockholders’ equity totaled $45.1 million, an increase of 1.3% over stockholders’ equity of $44.5 million at December 31, 2008. The increase in stockholders’ equity for the three months ended March 31, 2009 included a $328,000 unrealized gain, net of income taxes, on securities available for sale offset by an increase in treasury stock of $230,000. Excluding this unrealized gain and treasury stock purchase, stockholders’ equity changed by an increase of $470,000 in retained net income.
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

				To be Well
				Capitalized
			For Capital	Under Prompt
	March 31,	December 31,	Adequacy	Corrective Action
	2009	2008	Purposes	Provision
Risk-based capital ratios:
Tier 1 Capital	31.6%	37.8%	4.0%	6.0%
Total Capital	32.2%	38.5%	8.0%	10.0%
Leveraged Capital	18.1%	18.6%	4.0%	5.0%
At March 31, 2009, the capital levels of the bank met the definition of a “well capitalized” institution.
Item 3.
Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since December 31, 2008. The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.
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
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II.
OTHER INFORMATION

Item 1.	Legal Proceedings
In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation’s or its subsidiary’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.

Item 1A.	Risk Factors
During 2008 and 2009 the capital and credit markets experienced severe volatility and disruption. From the third quarter of 2008 through the the first quarter of 2009, the volatility and disruption reached unprecedented levels. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

Please refer to Part 1, Item 1A, “Risk Factors”, of the Corporation’s Form 10-K for the year ended December 31, 2008 for additional disclosures regarding the risks and uncertainties related to the Corporation’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In April 2009 the Corporation offered its shareholders a “No-Fee, Odd-Lot Sales Program,” which shareholders can use to sell Neffs Bancorp, Inc. common shares held by persons who are the owners of less than 100 shares. The price per share will equal the average closing price during the previous ninety-day period in which the shareholder’s instructions to sell are received in the corporate office. Shareholders owning 100 or more shares are not included in the offer and are ineligible to participate in the program. The program will expire at 5:00 P. M., Eastern Standard Time, on December 31, 2009, unless extended or earlier terminated. The Corporation reserves the right to terminate or extend the program at any time in its sole discretion.
Although there was no formal stock repurchase plan through the first quarter of 2009, the Corporation repurchased Bancorp stock during the quarter as presented in the table below.

				Maximum
			Total Number	Number of
	Total		of Shares	Shares that may
	Number	Average	Purchased as Part	yet be Purchased
	of	Price	of Publicly	Under the
	Shares	Paid per	Announced Plans	Plans or
	Purchased	Share	or Programs	Programs

January 1 through January 31, 2009	560	$240	NA	NA

February 1 through February 28, 2009	261	214	NA	NA

March 1 through March 31, 2009	180	224	NA	NA

Total	1,001	$230	NA	NA

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3(i)	Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) to the Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

3(ii)	Amended and Restated By-laws of Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8K filed with the Commission on February 27, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

NEFFS BANCORP, INC.
Date: May 5, 2009	/s/ John J. Remaley
John J. Remaley, President