Form 10-Q
period 2009-06-30
NEFFS BANCORP INC
filed 2009-08-14
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File  0    -        32605

NEFFS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383

(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☒           No ☐

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-Accelerated filer: ☐	Smaller reporting company: ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐           No ☒

As of July 31, 2009, there were 186,989 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

Dollars in thousands, except share data	June 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$1,733	$2,489
Interest bearing deposits with banks	100	109
Federal funds sold	6,015	1,379
Securities available for sale	38,130	37,950
Securities held to maturity, fair value $93,953 in 2009; $89,111 in 2008	97,762	91,557

Loans	105,080	100,953
Less allowance for loan losses	(755)	(761)

Net loans	104,325	100,192

Premises and equipment, net	2,473	2,326
Restricted investments in bank stock	813	803
Other assets	1,993	1,977

Total assets	$253,344	$238,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Non-interest bearing	$17,511	$16,740
Interest bearing	188,970	176,198

Total deposits	206,481	192,938
Other liabilities	1,373	1,315

Total liabilities	207,854	194,253

Stockholders’ Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares;	200	200
Paid-in capital	753	753
Retained earnings	47,178	45,836
Accumulated other comprehensive income	590	442
Treasury stock, at cost 2009 12,971 shares; 2008 10,750 shares	(3,231)	(2,702)

Total stockholders’ equity	45,490	44,529

Total liabilities and stockholders’ equity	$253,344	$238,782

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$1,684	$1,615	$3,293	$3,171
Interest and dividends on investments:
Taxable	1,349	1,179	2,659	2,361
Exempt from federal income taxes	348	398	702	803
Interest on federal funds sold and other	2	9	4	10

Total interest income	3,383	3,201	6,658	6,345

Interest Expense
Deposits	1,397	1,536	2,801	3,124
Borrowings	—	1	—	10

Total interest expense	1,397	1,537	2,801	3,134

Net interest income	1,986	1,664	3,857	3,211

Provision for loan losses	1	15	1	30

Net interest income after Provision for loan losses	1,985	1,649	3,856	3,181

Other income:
Service charges on deposit accounts	27	32	54	62
Other service charges and fees	23	25	45	49
Other income	17	13	27	25

Total other income	67	70	126	136

Other expenses:
Salaries and employee benefits	359	351	722	704
Occupancy	62	49	104	93
Furniture and equipment	70	67	137	134
Pennsylvania shares tax	118	106	229	212
Other expenses	301	203	536	352

Total other expenses	910	776	1,728	1,495

Income before income taxes	1,142	943	2,254	1,822

Income tax expense	272	196	537	370

Net income	$870	$747	$1,717	$1,452

Per share data:
Earnings per share, basic	$4.64	$3.93	$9.13	$7.63

Weighted average common shares outstanding	187,501	190,152	188,031	190,233

Cash dividends declared per share	$—	$—	$2.00	$2.00

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Dollars in thousands, except per share data

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2007	$200	$753	$43,558	$(373)	$(2,308)	$41,830
Comprehensive Income:
Net income	—	—	1,452	—	—	1,452
Change in unrealized net losses on securities available for sale, net of tax	—	—	—	(187)	—	(187)

Total comprehensive income						1,265

Cash dividends declared on common stock, $2.00 per share	—	—	(381)	—	—	(381)
Purchase of treasury stock (1,058 shares)	—	—	—	—	(278)	(278)

Balance, June 30, 2008	$200	$753	$44,629	$(560)	$(2,586)	$42,436

Dollars in thousands, except per share data

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2008	$200	$753	$45,836	$442	$(2,702)	$44,529
Comprehensive Income:
Net income	—	—	1,717	—	—	1,717
Change in unrealized net gains on securities available for sale, net of tax	—	—	—	148	—	148

Total comprehensive income						1,865

Cash dividends declared on common stock, $2.00 per share	—	—	(375)	—	—	(375)
Purchase of treasury stock (2,221 shares)	—	—	—	—	(529)	(529)

Balance, June 30, 2009	$200	$753	$47,178	$590	$(3,231)	$45,490

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands

Six Months Ended June 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,717	$1,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111	110
Provision for loan losses	1	30
Net accretion of securities premiums/discounts	(416)	(201)
Change in assets and liabilities:
Increase in:
Accrued interest receivable	(73)	(105)
Other assets	(19)	(241)
Increase (decrease) in:
Other liabilities	58	(67)

Net cash provided by operating activities	1,379	978

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest bearing deposits with banks	9	6
Increase in federal funds sold	(4,636)	—
Purchase of securities available for sale	(4,839)	(7,531)
Proceeds from maturities/calls of securities available for sale	4,851	3,509
Purchase of securities held to maturity	(32,741)	(28,858)
Proceeds from maturities/calls of securities held to maturity	26,984	28,093
Net increase in restricted investment in bank stock	(10)	(46)
Net increase in loans	(4,134)	(3,460)
Purchases of premises and equipment	(258)	(57)

Net cash used in investing activities	(14,774)	(8,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,543	7,218
Net increase in federal funds purchased	—	601
Purchase of treasury stock	(529)	(278)
Dividends paid	(375)	(381)

Net cash provided by financing activities	12,639	7,160

Decrease in cash and cash equivalents	(756)	(206)
Cash and cash equivalents:
Beginning	2,489	3,888

Ending	$1,733	$3,682

Supplementary Cash Flows Information
Interest Paid	$2,881	$3,129

Income Taxes Paid	$250	$426

See Notes to Consolidated Financial Statements.

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2009. These statements should be read in conjunction with the financial statements and notes contained in the 2008 Annual Report to Stockholders.

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

For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.’s Annual Report to stockholders for the year ended December 31, 2008.

Note 2. COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation’s financial position and results of operations.

Note 3. COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2009	2008	2009	2008

Unrealized holding gains (losses) on available for sale securities	$(273)	$(844)	$224	$(283)
Tax effect	93	287	(76)	96

Other comprehensive income (loss), net of tax	$(180)	$(557)	$148	$(187)

Note 4. EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period. The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

Note 5. GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $690,000 of standby letters of credit as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 6. SECURITIES

The amortized cost and fair values of securities are as follows:

	June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury note	$100	$3	$—	$103
Mortgage-backed securities	37,137	905	(15)	38,027

	$37,237	$908	$(15)	$38,130

SECURITIES HELD TO MATURITY:
Obligations of U.S. Government agencies	$59,132	$308	$(2,567)	$56,873
Obligations of states and political subdivisions	32,482	1,033	(115)	33,400
Corporate securities	5,210	27	(2,533)	2,704
Mortgage-backed securities	938	38	—	976

	$97,762	$1,406	$(5,215)	$93,953

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Thousands)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury note	$100	$7	$—	$107
Mortgage-backed securities	37,181	702	(40)	37,843

	$37,281	$709	$(40)	$37,950

SECURITIES HELD TO MATURITY:
Obligations of U.S. Government agencies	$52,871	$568	$(1,393)	$52,046
Obligations of states and political subdivisions	32,300	833	(66)	33,067
Corporate securities	5,341	—	(2,413)	2,928
Mortgage-backed securities	1,045	25	—	1,070

	$91,557	$1,426	$(3,872)	$89,111

The amortized cost and fair values of securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
Due in one year or less	$—	$—	$785	$790
Due after one year through five years	100	103	6,969	7,087
Due after five years through ten years	—	—	17,498	18,124
Due after ten years	—	—	71,572	66,976

	100	103	96,824	92,977
Mortgage-backed securities	37,137	38,027	938	976

	$37,237	$38,130	$97,762	$93,953

There were no sales of securities during 2009 and 2008.

Securities with an amortized cost and fair value of approximately $12,000,000 and $12,095,000 at June 30, 2009 and $7,698,000 and $7,721,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)
June 30, 2009:
Securities Available for Sale:
Mortgage-backed securities	$2,069	$12	$279	$3	$2,348	$15
Securities Held to Maturity:
Obligations of U.S. Government agencies	27,586	1,301	19,178	1,266	46,764	2,567
Obligations of states and political subdivisions	3,237	108	741	7	3,978	115
Corporate securities	—	—	2,027	2,533	2,027	2,533

Total Temporarily Impaired Securities	$32,892	$1,421	$22,225	$3,809	$55,117	$5,230

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)
DECEMBER 31, 2008:
Securities Available for Sale:
Mortgage-backed securities	$38	$1	$5,866	$39	$5,904	$40
Securities Held to Maturity:
Obligations of U.S. Government agencies	26,576	1,206	2,572	187	29,148	1,393
Obligations of states and political subdivisions	3,818	44	627	22	4,445	66
Corporate securities	1,613	448	1,165	1,965	2,778	2,413

Total Temporarily Impaired Securities	$32,045	$1,699	$10,230	$2,213	$42,275	$3,912

The Corporation had 96 and 88 securities in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively. The decline in fair value is due only to interest rate fluctuations. As the Corporation has the intent and ability to hold such investments until maturity or market price recovery, no securities are deemed to be other-than-temporarily impaired.

Note 7. FAIR VALUE MEASUREMENTS

Below are various estimated fair values at June 30, 2009 and December 31, 2008, as required by Statement of Financial Accounting Standards No. 107 (“FAS 107”). Such information, which pertains to the Corporation’s financial instruments, is based on the requirements set forth in FAS 107 and does not purport to represent the aggregate net fair value of the Corporation. It is the Corporation’s general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

The estimated fair value amounts have been measured as of their respective quarter ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year end.

The following methods and assumptions were used by the Corporation in estimating financial instrument fair values:

Cash and Due from Banks, Interest Bearing Deposits with Banks and Federal Funds Sold and Purchased

The statement of financial condition carrying amounts for cash and due from banks, interest bearing deposits with banks and federal funds sold and purchased approximate the estimated fair values of such assets.

Securities

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

	(In Thousands)
Securities available for sale, June 30, 2009	$38,130	$38,130	—	—
Securities available for sale, December 31, 2008	$37,950	$37,950	—	—

The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with FSP FAS 157-2.

On October 10, 2008, the FASB issued FSP 157-3, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Corporation adopted the FSP prospectively, beginning July 1, 2008 and considered this guidance in determining fair value measurements at June 30, 2009.

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

Certain of the corporate debt securities are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. At June 30, 2009, the Corporation concluded that no adverse change in cash flows occurred during the quarter.

The Corporation analyzed the cash flow characteristics of these securities. Based on this analysis and because the Corporation has the intent and ability to hold these securities until recovery of fair value, which may be at maturity, and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the Corporation does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2009. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

We own 4 collateralized debt obligation securities totaling $3,992,000 par value and $1,416,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). These securities are included in corporate held to maturity securities. The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels. The yield spreads for the broad market of investment grade and high yield corporate bonds recently reached all time wide levels and remain near those levels today. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

▪	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2009,

▪

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

▪	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

Our TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:

1.	Intex was used for cash flow modeling. There were a number of assumptions used and the results of the modeling were highly dependent upon the assumptions.

2.	Credit and prepayment assumptions were used for each quarter.

3.

Forward interest rates were used to project future principal and interest payments. This allowed the analysts to model the impact of over- or under-collateralization for each transaction. (Higher interest rates generally increase the credit stress on under-collateralized transactions by reducing excess interest, which is the difference between the interest received from the underlying collateral and the interest paid on the rated bonds.)

4.	Original face purchased and current book value (as of June 30, 2009) were used to produce the calculations.

5.

The basic methodology of EITF 99-20 was to compare the present value of the cash flows from quarter to quarter. A decline in the present value versus that for the previous quarter was considered to be an “adverse change”.

6.

EITF 99-20 prescribes using a discount rate “equal to the current yield used to accrete the beneficial interest”. The current book value and the projected cash flows for the previous quarter were used to calculate the discount rate.

7.	The discount rate was then used to calculate the present value for the current quarter’s projected cash flows.

8.	The result was then compared to the previous quarter to determine if the change is “favorable” or “adverse”.

9.	Book value was used as the present value for the previous period.

10.	The credit component of any impairment should be the difference between book value and the projected present value.

We recalculated the overall effective discount rates for these valuations. The overall discount rates range from 4.70% to 31.09% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The Corporation owns 3 Federal Home Loan Mortgage (FHLB) securities and 1 Ford Motor Credit security that have an unrealized loss greater than 20% of their book value. The unrealized loss on the FHLB securities is due to increases in overall rates. There is no increase in credit risk for these securities. The unrealized loss for the Ford Motor Credit security is mainly due to general decline in the automotive industry. Based on the analysis of the factors described above, management does not believe any unrealized loss in these securities represent an other-than-temporary impairment.

As of June 30, 2009, management does not believe any unrealized loss in its other debt securities represent an other-than-temporary impairment. The unrealized losses at June 30, 2009 were primarily interest rate-related.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material effect on its results of operations or consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The implementation of this standard did not have a material effect on its results of operations or consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Corporation has presented the necessary disclosures in Note 6 herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Corporation’s financial position or results of operations.

Loans Receivable

Fair values of variable rate loans subject to frequent repricing and which entail no significant credit risk are based on the carrying amounts. The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest Receivable

The carrying amount of accrued interest is considered a reasonable estimate of fair value.

Deposit Liabilities

For deposits which are payable on demand, the carrying amount is a reasonable estimate of fair value. Fair values of fixed rate time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregate expected maturities.

Accrued Interest Payable

The carrying amount of accrued interest approximates its fair value.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

Restricted Investments in Bank Stocks

Restricted stocks include primarily Federal Home Loan Bank stock, which is carried at cost. Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district Federal Home Loan Bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2009.

The estimated fair values of the Corporation’s financial instruments at December 31, 2008 and June 30, 2009 are as follows:

	June 30, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(In Thousands)
Financial assets:
Cash and short-term investments	$1,833	$1,833	$2,598	$2,598
Securities available for sale	38,130	38,130	37,950	37,950
Securities held to maturity	97,762	93,953	91,557	89,111
Loans, net	104,325	108,686	100,192	104,130
Accrued interest receivable	1,568	1,568	1,496	1,496
Federal funds sold	6,015	6,015	1,379	1,379

Financial liabilities:
Deposits	206,481	210,249	192,938	194,495
Accrued interest payable	1,139	1,139	1,219	1,219

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	—	—	—	—

Note 8. NEW ACCOUNTING STANDARDS

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

FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement did not have a material impact on our consolidated financial position or results of operations because the Corporation did not acquire control of any business during the quarter ended June 30, 2009.

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Corporation’s results of operations or financial position. The Corporation has evaluated subsequent events through August 13, 2009, the date the financial statements were issued.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Corporation plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

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

OVERVIEW

Net income for the second quarter of 2009 increased 16.5% to $870,000 as compared to $747,000 for the second quarter of 2008. Total revenues increased 5.5% from $3.3 million to $3.5 million for the quarter and total expenses increased 2.2% from $2.5 million to $2.6 million. Net income per common share increased 18.1% to $4.64 per share from $3.93 per share in the second quarter a year ago. At June 30, 2009, the Corporation had total assets of $253.3 million, total loans of $105.1 million, and total deposits of $206.5 million.

Net income for the first half of 2009 increased 18.3% to $1.7 million as compared to $1.5 million for the first half of 2008. Total revenues increased 4.7% from $6.5 million to $6.8 million for the first six months of 2009 and total expenses increased 0.8% from $5.0 million to $5.1 million. Net income per common share increased 19.7% to $9.13 per share from $7.63 per share from the first two quarters of 2009 to the same period of 2008.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $239.1 million for the second quarter of 2009 as compared to $222.8 million for the same period in 2008. The growth in interest earning assets was mainly the result of an increase of $7.7 million in average total loans and an increase of $8.6 million in investments. Average interest-bearing liabilities increased from $170.5 million during the second quarter of 2008 to $185.3 million during the second quarter of 2009. The increase in average interest bearing liabilities was the result of increases in time deposits, savings, and demand deposits, of $8.4 million, $5.4 million, and $1.3 million, respectively, offset by a decrease in Federal funds purchased of $292,000.

The average yield on earning assets was 5.7% for the second quarter of 2009 as compared to 5.8% for the same quarter in 2008. The average rate paid on interest-bearing liabilities was 3.0% for the second quarter of 2009 and 3.6% for the second quarter of 2008. This was the result of the decreasing interest rate environment that was experienced during the latter part 2008 and into 2009.

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

Interest income for the second quarter of 2009 increased by $182,000 or 5.7% over the second quarter of 2008 due mainly to an increase in loans and securities. Interest expense for the second quarter of 2009 decreased by $140,000 or 9.1%, as compared to the second quarter of 2008. The decrease was due mainly to decreases in deposit rates offset by increases in deposits.

Net interest income increased by $322,000 or 19.4% to $2.0 million for the second quarter of 2009 as compared to $1.7 million for the second quarter of 2008. This increase resulted from a net increase in interest bearing assets over net interest bearing liabilities and increasing net spread between yields on average assets and average rate paid.

For the six months ended June 30, 2009, interest income increased by $313,000 or 4.9% over the same period in 2008. The increase for the first six months was mostly related to the increase in loans and securities. Interest earning assets for the first six months of 2009 averaged $236.3 million versus $221.1 million for the comparable period in 2008. The yield on those assets was 5.6% for the first six months of 2009 and 5.7% for the same period of 2008.

Interest expense for the first six months of 2009 decreased $333,000 or 10.6% as compared to the first six months of 2008. The level of average interest-bearing liabilities increased from $169.0 million for the first half of 2008 to $182.3 million for the first six months of 2009. The average rate paid for the first half of 2009 and 2008 was 3.1% and 3.7%, respectively.

Net interest income for the first six months of 2009 increased by $646,000 or 20.1% over the same period in 2008. The company’s net interest margin increased to 3.3% for the six months ended June 30, 2009 from 2.9% for the same period last year.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets.

Net interest margin for the second quarter of 2009 was 3.3% compared to 3.0% for the second quarter of 2008. During the second quarter of 2009, the yield on earning assets was 5.7%, a 10 basis point decrease over the 5.8% reported in the second quarter of 2008. The average rate paid on interest-bearing deposits decreased to 3.0% as compared to 3.6% for the second quarter of 2008.

Provision for Loan Losses

Provision for loan losses decreased from $15,000 for the second quarter of 2008 to $1,000 for the second period of 2009. The decrease is due in part to the minimal loan charge-offs in 2008 and 2009.

For the six months ending June 30, 2009, provision for loan losses decreased to $1,000 compared to $30,000 in the same period of 2008.

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

Non-interest Income

Non-interest income for the second quarter of 2009 decreased by $3,000 or 4.3% from the same period in 2008. The decrease was attributable to a decrease in service charges and fees offset by an increase in other income. Non-interest income for the first six months of 2009 decreased by $10,000 or 7.4% from the same period in 2008.

Non-interest Expense

For the second quarter of 2009, non-interest expenses increased by $134,000 or 17.3% to $910,000 compared to $776,000 over the same period in 2008. The increase was due to increases in other expenses, occupancy expenses, PA shares tax, employee expenses, and furniture and equipment expenses.

Salaries and employee benefits, which represent the largest component of non-interest expenses, increased by $8,000 or 2.3%, for the second quarter of 2009. This increase was due in part to an increase in employee salaries.

Occupancy expense for the second quarter of 2009 increased by $13,000 or 26.5% as compared to the second quarter of 2008. This increase was mainly due to an increase in rental property expenses.

Furniture and equipment expense increased $3,000 to $70,000 for the second quarter of 2009 over the same period of 2008.

Shares tax increased from $106,000 to $118,000 from the second quarter of 2008 to the second quarter of 2009.

Other expenses increased by $98,000, or 48.3%, to $301,000 in the second quarter of 2009 from the same period in 2008. This increase was mainly due to an increase in FDIC assessment expense.

Total non-interest expense was $1.7 million for the first six months of 2009 compared to $1.5 million for the same period of 2008.

Salary expenses and employee benefits, which represent the largest component, 41.8%, of non-interest expenses, increased by $18,000 or 2.6% over the first six months of 2008.

Occupancy expense for the first six months of 2009 increased by $11,000 or 11.8% as compared to the first six months of 2008 due mainly to increased rental property expenses.

Furniture and equipment expense increased by $3,000 to $137,000 for the first half of 2009 as compared to 2008.

Shares tax expense increased by $17,000 or 8.0% for the first six months of 2009 from the same period in 2008. This increase was mainly due to continued capital growth.

Net other expenses increased by $184,000 or 52.3% for the first six months ended June 30, 2009 over the first half of 2008 due mainly to the increase in the FDIC assessment expense.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets. The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets. This ratio equaled 1.3% and 1.2% for the three months ended June 30, 2009 and 2008, respectively. The overhead expense ratio equaled 1.3% for the first half of 2009 and 1.2% for the same period in 2008.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains). For the quarter ended June 30, 2009, the operating efficiency ratio was 44.3% compared to 44.8% for the same period in 2008. For the six months ended June 30, 2009, this ratio was 43.4% compared to 44.7% for the six months ended June 30, 2008. This decrease is due mainly to the increase in net interest income.

Provision for Federal Income Taxes

The provision for federal income taxes was $272,000 for the second quarter of 2009 compared to $196,000 for this same period in 2008. For the first six months the provision was $537,000 and $370,000 for 2009 and 2008, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 23.8% for the second quarter of 2009 and 20.8% for the same period in 2008. The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation. The effective tax rate and provision for Federal income taxes increased due to the increase in pre-tax income while tax-exempt income declined.

Return on Average Assets

Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets. The Corporation’s annualized ROA for the second quarter of 2009 was 1.4% compared to 1.3% for the second quarter of 2008 and 1.4% and 1.3% for the first half of 2009 and 2008, respectively. The increase in ROA was mainly due to the increase in net income period to period.

Return on Average Equity

Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2009 and 2008 is 7.7% and 7.0%, respectively. The annualized ROE for the first half of 2009 increased to 7.6% from 6.9% in the same period of 2008. This increase is due mainly to the increase in net income in 2009 over 2008 for the respective periods.

FINANCIAL CONDITION

Securities

Securities available for sale increased $180,000 to $38.1 million as of June 30, 2009, from $38.0 million at December 31, 2008.

The securities available for sale portfolio had an unrealized gain of $590,000, net of taxes, at the end of the second quarter of 2009, compared to an unrealized gain of $442,000, net of taxes, at December 31, 2008. This increase was mainly due to current market conditions.

During the first six months of 2009, the securities held to maturity portfolio increased $6.2 million to $97.8 million from $91.6 million at December 31, 2008, primarily due to growth in deposits exceeding growth in loans.

There are 96 debt securities in unrealized loss positions; however, the Corporation does not intend to sell nor be required to sell these securities and therefore no securities are deemed to be other-than-temporarily impaired.

Net Loans Receivable

During the first six months of 2009, net loans receivable increased by $4.1 million from $100.2 million at December 31, 2008 to $104.3 million at June 30, 2009. Net loans receivable represented 50.5% of total deposits and 41.2% of total assets at June 30, 2009 as compared to 51.9% and 42.0%, respectively, at December 31, 2008.

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $232,000 at June 30, 2009 as compared to $173,000 at December 31, 2008. There were no repossessed assets held by the Corporation as of June 30, 2009 and December 31, 2008.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2009 and December 31, 2008:

Nonperforming Loans and Assets
(Dollars in Thousands)

	June 30, 2009	December 31, 2008

Nonaccrual loans:	$—	$—
Commercial	—	—
Consumer	—	—
Real Estate:
Construction	—	—
Mortgage	—	—

Total nonaccrual	—	—
Loans past due 90 days or more	232	173
Restructured loans	—	—

Total nonperforming loans	232	173
Repossessed assets	—	—

Total nonperforming assets	$232	$173

Nonperforming loans to total loans	0.22%	0.17%
Nonperforming assets to total assets	0.09%	0.07%

The following table sets forth the Corporation’s provision and allowance for loan losses.

Allowance for Loan Losses
(Dollars in Thousands)

	Six Months Ending 6/30/09	Six Months Ending 6/30/08

Balance at beginning of period	$761	$620
Provisions charged to operating expenses	1	30
Recoveries of loans previously charged-off
Commercial	—	—
Consumer	—	1
Real Estate	—	—

Total recoveries	—	1
Loans charged-off:
Commercial	—	—
Consumer	(7)	(1)
Real Estate	—	—

Total charged-off	(7)	(1)

Net charge-offs	(7)	—

Balance at end of period	$755	$650

Net charge-offs as a percentage of average loans outstanding	0.01%	0.00%
Allowance for loan losses as a percentage of period-end loans	0.72%	0.66%

Deposits

Total deposits at June 30, 2009 were $206.5 million, an increase of $13.5 million, or 7.0%, over total deposits of $192.9 million at December 31, 2008. The outstanding balances by deposit classification at June 30, 2009 and 2008 are presented in the following table.

	At June 30, (Dollars in thousands)
	2009		2008
	Balance	Average Rate	Balance	Average Rate

Demand Deposits:
Noninterest-bearing	$17,511		$16,575
Interest-bearing	8,006	0.43	6,128	1.01
Savings	54,234	1.38	48,027	1.81
Time deposits:
<$100,000	80,961	3.96	77,767	4.50
>$100,000	45,769	3.82	39,112	4.85

Total Deposits	$206,481		$187,609

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

The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario. At June 30, 2009, the Corporation’s simulation model indicated net interest income would increase 10.0% within the first year if rates increased as described above. The model projected that net interest income would decrease by 4.8% in the first year if rates decreased as described above.

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

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These commitments, at June 30, 2009 totaled $8.2 million. This consisted of $2.3 million in commercial real estate, construction, and land development loans, $5.2 million in home equity lines of credit, $690,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy

At June 30, 2009, stockholders’ equity totaled $45.5 million, an increase of 2.2% over stockholders’ equity of $44.5 million at December 31, 2008. The increase in stockholders’ equity for the six months ended June 30, 2009 is net of a $529,000 increase in treasury stock and an unrealized gain, net of income taxes, of $148,000 on securities available for sale. Excluding this unrealized gain and treasury stock purchase, stockholders’ equity changed by an increase of $1.3 million in retained net income.

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

	June 30, 2009	December 31, 2008	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision

Risk-based capital ratios:

Tier 1 Capital	31.4%	37.8%	4.0%	6.0%

Total Capital	32.0%	38.5%	8.0%	10.0%

Leveraged Capital	17.8%	18.6%	4.0%	5.0%

The decrease in Risk-based capital ratios from December 31, 2008 to June 30, 2009 is due mainly to an increase in assets. At June 30, 2009, the capital levels of the Bank met the definition of a “well capitalized” institution.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s exposure to market risk has not changed significantly since March 31, 2009. The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.

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

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

During 2008 and 2009 the capital and credit markets experienced severe volatility and disruption. From the third quarter of 2008 through the second quarter of 2009, the volatility and disruption reached unprecedented levels. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

The Corporation repurchased Bancorp stock during the quarter as presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1 through April 30, 2009	792	$237	24	NA
May 1 through May 31, 2009	150	247	2	NA
June 1 through June 30, 2009	278	264	32	NA

Total	1,220	$244	58	NA

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	a)	An annual meeting of shareholders was held on May 13, 2009 at The NOVA Building, Coplay, PA.

	b)	Two matters were voted on at the May 13, 2009, meeting as follows:

Election of Directors	Term Expires	Votes Cast For	Votes against or Withheld

Duane A. Schleicher	May, 2012	150,220	3,201
John F. Simock	May, 2012	152,091	1,330
Mary Ann Wagner	May, 2012	152,321	1,100

Directors whose term continued after the meeting	Term Expires

Robert B. Heintzelman	May, 2010
Kevin A. Schmidt	May, 2010
John J. Remaley	May, 2011
John F. Sharkey, Jr.	May, 2011
Herman P. Snyder	May, 2011

Ratification of the selection of Beard Miller Company LLP, Certified Public Accountants, as the Independent Auditors for the year ending December 31, 2009:

For	Against	Abstain
152,902	139	380

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

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

NEFFS BANCORP, INC.

Date: August 13, 2009	/s/ John J. Remaley
John J. Remaley, President