Form 10-Q
period 2009-09-30
NEFFS BANCORP INC
filed 2009-11-16
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File:  0-32605

NEFFS BANCORP, INC.
________________________________________
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2400383
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5629 PA Route 873, P.O. Box 10, Neffs, PA l8065-0010
________________________________________
(Address of principal executive offices)

(610) 767-3875
________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes   ☐    No   ☒

As of October 31, 2009, there were 183,708 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Statements of Financial Condition (Unaudited) September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income (Unaudited) Three months ended September 30, 2009 and September 30, 2008 Nine months ended September 30, 2009 and September 30, 2008	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) Nine months ended September 30, 2009 and September 30, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2009 and September 30, 2008	6

	Notes to the Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

Index

Part I FINIANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
Dollars in thousands, except share data	2009	2008
ASSETS

Cash and due from banks	$2,536	$2,489
Interest bearing deposits with banks	100	109
Federal funds sold	-	1,379
Securities available for sale	36,229	37,950
Securities held to maturity, fair value
$99,957 in 2009; $89,111 in 2008	102,444	91,557

Loans	109,706	100,953
Less allowance for loan losses	(808)	(761)
Net loans	108,898	100,192

Premises and equipment, net	2,435	2,326
Restricted investments in bank stock	834	803
Other assets	2,063	1,977
Total assets	$255,539	$238,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits
Non-interest bearing	$17,326	$16,740
Interest bearing	189,962	176,198
Total deposits	207,288	192,938
Other borrowings	1,725	-
Other liabilities	1,528	1,315
Total liabilities	210,541	194,253

Stockholders' Equity:
Common stock, $1 par value, authorized 2,500,000 shares;
issued 200,000 shares;	200	200
Paid-in capital	753	753
Retained earnings	47,365	45,836
Accumulated other comprehensive income	790	442
Treasury stock, at cost 2009 16,292 shares; 2008 10,750 shares	(4,110)	(2,702)
Total stockholders' equity	44,998	44,529

Total liabilities and stockholders' equity	$255,539	$238,782

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$1,717	$1,655	$5,010	$4,826
Interest and dividends on investments:
Taxable	1,326	1,222	3,985	3,595
Exempt from federal income taxes	352	373	1,054	1,164
Interest on federal funds sold and other	-	1	4	11
Total interest income	3,395	3,251	10,053	9,596

Interest Expense
Deposits	1,373	1,492	4,174	4,616
Borrowings	2	11	2	21
Total interest expense	1,375	1,503	4,176	4,637

Net interest income	2,020	1,748	5,877	4,959
Provision for loan losses	60	38	61	68

Net interest income after Provision for loan losses	1,960	1,710	5,816	4,891

Other income:
Service charges on deposit accounts	34	36	88	98
Other service charges and fees	25	26	70	75
Impairment charge on securities	(537)	-	(537)	-
Security gains	10	-	10	-
Other income	7	9	34	34
Total other income (loss)	(461)	71	(335)	207

Other expenses:
Salaries and employee benefits	365	358	1,087	1,062
Occupancy	63	83	167	171
Furniture and equipment	68	68	205	200
Pennsylvania shares tax	118	106	347	318
Other expenses	220	164	756	523
Total other expenses	834	779	2,562	2,274

Income before income taxes	665	1,002	2,919	2,824

Income tax expense	111	232	648	602

Net income	$554	$770	$2,271	$2,222

Per share data:
Earnings per share, basic	$2.98	$4.06	$12.12	$11.69

Weighted average common shares outstanding	185,983	189,676	187,341	190,046

Cash dividends declared per share	$2.00	$2.00	$4.00	$4.00

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Dollars in thousands, except per share data	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2007	$200	$753	$43,558	$(373)	$(2,308)	$41,830
Comprehensive Income:
Net income	-	-	2,222	-	-	2,222
Change in unrealized net losses
on securities available for sale, net of tax	-	-	-	205	-	205
Total comprehensive income						2,427
Cash dividends declared on common
stock, $4.00 per share	-	-	(760)	-	-	(760)
Purchase of treasury stock (1,219 shares)	-	-	-	-	(320)	(320)

Balance, September 30, 2008	$200	$753	$45,020	$(168)	$(2,628)	$43,177

Dollars in thousands, except per share data	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2008	$200	$753	$45,836	$442	$(2,702)	$44,529
Comprehensive Income:
Net income	-	-	2,271	-	-	2,271
Change in unrealized net gains
on securities available for sale, net of tax	-	-	-	348	-	348
Total comprehensive income						2,619
Cash dividends declared on common
stock, $4.00 per share	-	-	(742)	-	-	(742)
Purchase of treasury stock (5,542 shares)	-	-	-	-	(1,408)	(1,408)

Balance, September 30, 2009	$200	$753	$47,365	$790	$(4,110)	$44,998

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Dollars in thousands	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,271	$2,222
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	166	165
Provision for loan losses	61	68
Net accretion of securities premiums/discounts	(530)	(320)
Impairment charge on securities	537	-
Security gains	(10)	-
Change in assets and liabilities:
Increase (decrease) in:
Accrued interest receivable	(302)	(121)
Other assets	36	(131)
Decrease in:
Other liabilities	(154)	(106)
Net cash provided by operating activities	2,075	1,777

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest bearing deposits with banks	9	9
Decrease in federal funds sold	1,379	-
Purchase of securities available for sale	(5,352)	(7,961)
Proceeds from maturities/calls of securities available for sale	7,547	5,268
Purchase of securities held to maturity	(43,700)	(30,617)
Proceeds from maturities/calls of securities held to maturity	32,870	29,733
Net increase in restricted investment in bank stock	(31)	(89)
Net increase in loans	(8,767)	(5,112)
Purchases of premises and equipment	(275)	(125)
Net cash used in investing activities	(16,320)	(8,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,350	9,157
Net increase (decrease) in short-term borrowings	1,725	(1,654)
Dividends paid	(375)	(381)
Purchase of treasury stock	(1,408)	(320)
Net cash provided by financing activities	14,292	6,802

Increase (decrease) in cash and cash equivalents	47	(315)
Cash and cash equivalents:
Beginning	2,489	3,888
Ending	$2,536	$3,573

Supplementary Cash Flows Information
Interest Paid	$4,329	$4,710
Income Taxes Paid	$500	$676

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”).  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These statements should be read in conjunction with the financial statements and notes contained in the 2008 Annual Report to Stockholders.

In addition to historical information, this Form 10-Q Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Readers should carefully review the risk factors described in the Form 10-K filed with the SEC by the Corporation for the year ended December 31, 2008.

In May 2009, the FASB issued ASC 855, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated.  ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009.  The Corporation has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

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

Note 3.  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months ended September 30, 2009 and 2008 are as follows:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2009	2008	2009	2008

Unrealized holding gains on available for sale securities	$303	$594	$528	$311
Tax effect	(103)	(202)	(180)	(106)

Other comprehensive income, net of tax	$200	$392	$348	$205

Note 4.  EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period.  The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

Note 5.  GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $658,000 of standby letters of credit as of September 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

Note 6.  SECURITIES

The amortized cost and fair values of securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$5	$-	$105
Mortgage-backed securities	34,932	1,197	(5)	36,124
	$35,032	$1,202	$(5)	$36,229
Securities Held to Maturity:
Obligations of U.S. Government agencies	$63,636	$338	$(2,258)	$61,716
Obligations of states and political subdivisions	33,250	1,576	(6)	34,820
Corporate securities	4,672	50	(2,230)	2,492
Mortgage-backed securities	886	43	-	929
	$102,444	$2,007	$(4,494)	$99,957

Index

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$7	$-	$107
Mortgage-backed securities	37,181	702	(40)	37,843
	$37,281	$709	$(40)	$37,950
Securities Held to Maturity:
Obligations of U.S. Government agencies	$52,871	$568	$(1,393)	$52,046
Obligations of states and political subdivisions	32,300	833	(66)	33,067
Corporate securities	5,341	-	(2,413)	2,928
Mortgage-backed securities	1,045	25	-	1,070
	$91,557	$1,426	$(3,872)	$89,111

The amortized cost and fair values of securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$485	$487
Due after one year through five years	100	105	7,006	7,260
Due after five years through ten years	-	-	17,535	18,332
Due after ten years	-	-	76,532	72,949
	100	105	101,558	99,028
Mortgage-backed securities	34,932	36,124	886	929
	$35,032	$36,229	$102,444	$99,957

There were no sales of securities during 2009 and 2008.

Securities with an amortized cost and fair value of approximately $12,000,000 and $12,385,000 at September 30, 2009 and $7,698,000 and $7,721,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

Index

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$467	$2	$133	$3	$600	$5
Securities Held to Maturity:
Obligations of U.S. Government agencies	30,039	1,727	16,254	531	46,293	2,258
Obligations of states and political subdivisions	427	6	-	-	427	6
Corporate securities	-	-	1,292	2,230	1,292	2,230
Total Temporarily Impaired Securities	$30,933	$1,735	$17,679	$2,764	$48,612	$4,499

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$38	$1	$5,866	$39	$5,904	$40
Securities Held to Maturity:
Obligations of U.S. Government agencies	26,576	1,206	2,572	187	29,148	1,393
Obligations of states and political subdivisions	3,818	44	627	22	4,445	66
Corporate securities	1,613	448	1,165	1,965	2,778	2,413
Total Temporarily Impaired Securities	$32,045	$1,699	$10,230	$2,213	$42,275	$3,912

The Corporation had 80 and 88 securities in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively.  The decline in fair value is due mainly to interest rate fluctuations.  One security was deemed to be other-than-temporarily impaired as discussed in Note 7.  As the Corporation does not intend to sell nor is it expected to be required to sell such investments until maturity or market price recovery no other securities were deemed to be other-than-temporarily impaired.

Note 7.  FAIR VALUE MEASUREMENTS

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The implementation of this standard did not have a material effect on the Corporation’s results of operations or consolidated financial statements.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Corporation has presented the necessary disclosures in Note 6 herein.

Index

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124.2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operations.

Below are various estimated fair values at September 30, 2009 and December 31, 2008, as required by ASC Topic 820.  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in ASC Topic 820 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Securities

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Corporation on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the Corporation adopted this accounting standard related to fair value measurements for the Corporation’s financial assets and financial liabilities.  The Corporation deferred adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

Index

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
September 30, 2009
U. S. Treasury note available for sale	$105	$105	-	-
Mortgage-backed securities available for sale	$36,124	$36,124	-	-
Impaired trust preferred security held to maturity	$451	-	-	$451
December 31, 2008
U. S. Treasury note available for sale	$107	$107	-	-
Mortgage-backed securities available for sale	$37,843	$37,843	-	-

The Corporation’s adoption of ASC Topic 820 applies only to its financial instruments required to be reported at fair value.  The Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with ASC Topic 820.

On October 10, 2008, the FASB issued an accounting standard update related to fair value measurements, which clarifies the application of ASC Topic 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The update states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The update also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The update was effective immediately and applied to prior periods for which financial statements had not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Corporation adopted this guidance prospectively, beginning July 1, 2008 and considered this guidance in determining fair value measurements at September 30, 2009.

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

Index

In determining whether an impairment is other than temporary, the Corporation considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Corporation’s intent to sell or be required to sell the security before a sufficient period of time to allow for a recovery in market value or maturity. Among the factors that are considered in determining the Corporation’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.

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

The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Corporation’s intent to sell or be required to sell the security before recovery in value require considerable judgment.

Certain of the corporate debt securities are accounted for under ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. For investments within the scope of ASC 325 at acquisition, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information related to the underlying securities and issuers.

We own 4 collateralized debt obligation securities totaling $3,990,000 par value and $1,102,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). These securities are included in corporate held to maturity securities.  The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.  The Corporation analyzed the cash flow characteristics of these securities.

During the three and nine months ended September 30, 2009, the Corporation recognized in earnings impairment charges of $537,000 on one investment in a pooled trust preferred security resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows.  There were no impairment charges for the same period of 2008.  Management of the Corporation has deemed the impairment on this trust preferred security to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security.

Other-Than-Temporary Impairment Credit Losses recorded in Earnings (In Thousands)
Beginning Balance July 1, 2009	$-
Additions for OTTI not previously recognized	537
Total other-than-temporary losses recognized during the period, ending balance September 30, 2009	$537

Index

Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities.  Based on this analysis and because the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell before its recovery of amortized cost basis, which may be at maturity, and, for investments within the scope of ASC 325, the Corporation determined that there was no adverse change in the cash flows as viewed by a market participant.  Therefore, the Corporation does not consider the investments in the remaining three trust preferred assets to be other-than-temporarily impaired at September 30, 2009.  However, there is a risk that this review could result in recognition of additional other-than-temporary impairment charges in the future.

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

▪	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2009,
▪
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

▪	Our TRUP CDOs are classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

Our TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:

1.	There were a number of assumptions used and the results of the modeling were highly dependent upon the assumptions.
2.	Credit and prepayment assumptions were used for each quarter.
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

4.	Original face purchased, current book value (as of September 30, 2009), purchase date, and purchase price were used to produce the calculations.
5.
The basic methodology of ASC 325 was to compare the present value of the cash flows from quarter to quarter.  A decline in the present value versus that for the previous quarter was considered to be an “adverse change”.

6.
ASC 325 prescribes using a discount rate “equal to the current yield used to accrete the beneficial interest”.  Original discount margin calculated as of the purchase date passed on purchase price was used to calculate the discount rate.  The original discount margin is then added to the appropriate forward 3-month LIBOR rate to determine the discount rate.  For fixed/floating securities, the original coupon is used as the discount rate for the remaining fixed-rate portion of the security’s estimated life.

7.	The discount rate was then used to calculate the present value for the current quarter’s projected cash flows.
8.	The result calculated for the current quarter was then compared to the previous quarter’s book value to determine if the change is “adverse”.
9.	The credit component of any impairment should be the difference between book value and the projected present value for the current quarter.

We recalculated the overall effective discount rates for these valuations.  The overall discount rates range from 9.08% to 57.15% and are highly dependent and reflected upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

Index

The Corporation owns 3 Federal National Mortgage Association (FNMA) securities and 1 Federal Home Loan Mortgage Corp (FHLMC) security that have an unrealized loss greater than 20% of their book value.  The unrealized loss on the FNMA and FHLMC securities is due to increases in overall rates.  There is no increase in credit risk for these securities.  Based on the analysis of the factors described above, management does not believe any unrealized loss in these securities represents an other-than-temporary impairment.

As of September 30, 2009, management does not believe any unrealized loss in its other debt securities represents an other-than-temporary impairment except as noted.  The unrealized losses at September 30, 2009 were primarily interest rate-related.

Loans Receivable

Fair values of variable rate loans subject to frequent repricing, and which entail no significant credit risk, are based on the carrying amounts.  The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2009.

The estimated fair values of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

Index

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$2,636	$2,636	$2,598	$2,598
Securities available for sale	36,229	36,229	37,950	37,950
Securities held to maturity	102,444	99,957	91,557	89,111
Loans, net	108,898	113,480	100,192	104,130
Accrued interest receivable	1,798	1,798	1,496	1,496
Federal funds sold	-	-	1,379	1,379

Financial liabilities:
Deposits	207,288	210,889	192,938	194,495
Accrued interest payable	1,066	1,066	1,219	1,219

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Note 8.  NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. This new pronouncement did not have a material impact on our consolidated financial position or results of operations because the Corporation did not acquire control of any business during the quarter ended September 30, 2009.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In December 2008, the FASB issued an update to ASC 715, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This update amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS.  The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Index

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial position.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or December 15, 2009.  The Corporation is currently evaluating the impact of this standard on the Corporation’s financial condition, results of operations, and disclosures.

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

CRITICAL ACCOUNTING POLICIES
Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, considerations of other-than-temporary impairment of investments, and deferred tax assets.  Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses”, “Loan and Asset Quality and Allowance for Loan Losses”, and “Securities”.

Index

OVERVIEW
Net income for the third quarter of 2009 decreased 28.1% to $554,000 as compared to $770,000 for the third quarter of 2008, primarily because of a $537,000 impairment charge on a security.  Total revenues increased 4.2% from $3.3 million to $3.5 million for the quarter and total expenses increased 13.9% from $2.6 million to $2.9 million.  Net income per common share decreased 26.6% to $2.98 per share from $4.06 per share in the third quarter a year ago.  At September 30, 2009, the Corporation had total assets of $255.5 million, total loans of $109.7 million, and total deposits of $207.3 million.

Net income for the first three quarters of 2009 increased 2.2% to $2.3 million as compared to $2.2 million for the same period of 2008.  Total revenues increased 4.5% from $9.8 million to $10.2 million for the first nine months of 2009 and total expenses increased 5.2% from $7.6 million to $8.0 million.  Net income per common share increased 3.7% to $12.12 per share from $11.69 per share from the first three quarters of 2009 to the same period of 2008.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates
Interest earning assets averaged $247.3 million for the third quarter of 2009 as compared to $226.7 million for the same period in 2008.  The growth in interest earning assets was mainly the result of an increase of $12.0 million in average total investments and an increase of $8.6 million in average total loans.  Average interest-bearing liabilities increased from $173.3 million during the third quarter of 2008 to $191.0 million during the third quarter of 2009.  The increase in average interest bearing liabilities was the result of increases in time deposits, savings, demand deposits, and other borrowings of $10.7 million, $7.6 million, $1.2 million, and $228,000, respectively, offset by a decrease in Federal funds purchased of $2.1 million.

The average yield on earning assets was 5.5% for the third quarter of 2009 as compared to 5.7% for the same quarter in 2008.  The average rate paid on interest-bearing liabilities was 2.9% for the third quarter of 2009 and 3.5% for the third quarter of 2008. This was the result of the decreasing interest rate environment that was experienced during the latter part of 2008 and into 2009.

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

Interest income for the third quarter of 2009 increased by $144,000 or 4.4% over the third quarter of 2008 due mainly to an increase in loans and securities.  Interest expense for the third quarter of 2009 decreased by $128,000 or 8.5%, as compared to the third quarter of 2008.  The decrease was due mainly to decreases in deposit rates offset by increases in deposits.

Net interest income increased by $272,000 or 15.6% to $2.0 million for the third quarter of 2009 as compared to $1.7 million for the third quarter of 2008.  This increase resulted from a net increase in interest bearing assets over net interest bearing liabilities and increasing net spread between yields on average assets and average rate paid.

For the nine months ended September 30, 2009, interest income increased by $457,000 or 4.8% over the same period in 2008.  The increase for the first nine months was mostly related to the increase in loans and securities.  Interest earning assets for the first nine months of 2009 averaged $240.0 million versus $223.0 million for the comparable period in 2008.  The yield on those assets was 5.6% for the first nine months of 2009 and 5.7% for the same period of 2008.

Interest expense for the first nine months of 2009 decreased $461,000 or 9.9% as compared to the same period of 2008.  The level of average interest-bearing liabilities increased from $170.5 million for the first three quarters of 2008 to $185.2 million for the first three quarters of 2009.  The average rate paid for the first nine months of 2009 and 2008 was 3.0% and 3.6%, respectively.

Net interest income for the first nine months of 2009 increased by $918,000 or 18.5% over the same period in 2008.  The company’s net interest margin increased to 3.3% for the nine months ended September 30, 2009 from 3.0% for the same period last year.

Index

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets.

Net interest margin for the third quarter of 2009 was 3.3% compared to 3.1% for the third quarter of 2008.  During the third quarter of 2009, the yield on earning assets was 5.5%, a 20 basis point decrease over the 5.7% reported in the third quarter of 2008.  The average rate paid on interest-bearing deposits decreased to 2.9% as compared to 3.5% for the third quarter of 2008.

Provision for Loan Losses
Provision for loan losses increased from $38,000 for the third quarter of 2008 to $60,000 for the same period of 2009.  The increase is due mainly to the increase in loans.

For the nine months ending September 30, 2009, provision for loan losses decreased to $61,000 compared to $68,000 in the same period of 2008.

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

Non-interest Income
Non-interest income for the third quarter of 2009 decreased by $532,000 from the same period in 2008.  The decrease was mainly due to a $537,000 other-than-temporary impairment on a security.  Non-interest income for the first nine months of 2009 decreased by $542,000 from the same period in 2008.

Non-interest Expense
For the third quarter of 2009, non-interest expenses increased by $55,000 or 7.1% to $834,000 compared to $779,000 for the same period in 2008.  The increase was due to increases in other expenses, PA shares tax, and employee expenses, offset by a decrease in occupancy expense.

Salaries and employee benefits, which represent the largest component of non-interest expenses, increased by $7,000 or 2.0%, for the third quarter of 2009.  This increase was due in part to an increase in employee salaries.

Occupancy expense for the third quarter of 2009 decreased by $20,000 or 24.1% as compared to the third quarter of 2008.  This decrease was mainly due to a decrease in rental property expenses.

Furniture and equipment expense remained at $68,000 for the third quarters of 2009 and 2008.

Shares tax increased from $106,000 to $118,000 from the third quarter of 2008 to the third quarter of 2009.

Other expenses increased by $56,000, or 34.1%, to $220,000 in the third quarter of 2009 from the same period in 2008.  This increase was mainly due to increases in FDIC assessment expense and director training and education.

Total non-interest expense was $2.6 million for the first nine months of 2009 compared to $2.3 million for the same period of 2008.

Salary and employee benefits, which represent the largest component, 42.4%, of non-interest expenses, increased by $25,000 or 2.4% over the first nine months of 2008.

Occupancy expense for the first nine months of 2009 decreased by $4,000 or 2.3% as compared to the first nine months of 2008 due mainly to decreased rental property expenses.

Furniture and equipment expense increased by $5,000 or 2.5% to $205,000 for the first three quarters of 2009 as compared to 2008.

Shares tax expense increased by $29,000 or 9.1% for the first nine months of 2009 from the same period in 2008.  This increase was mainly due to continued capital growth.

Index

Net other expenses increased by $233,000 or 44.6% for the first nine months ended September 30, 2009 over the same period of 2008 due mainly to the increase in the FDIC assessment expense.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets.  The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets.  This ratio equaled 2.0% and 1.1% for the three months ended September 30, 2009 and 2008, respectively.  The overhead expense ratio equaled 1.5% for the first three quarters of 2009 and 1.2% for the same period in 2008.

Another productivity measure is the operating efficiency ratio.  This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains).  For the quarter ended September 30, 2009, the operating efficiency ratio was 65.2% compared to 39.8% for the same period in 2008.  For the nine months ended September 30, 2009, this ratio was 50.9% compared to 43.0% for the nine months ended September 30, 2008.  This increase is due mainly to the increase in non-interest expense.

Provision for Federal Income Taxes
The provision for federal income taxes was $111,000 for the third quarter of 2009 compared to $232,000 for this same period in 2008.  For the first nine months the provision was $648,000 and $602,000 for 2009 and 2008, respectively.  The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 16.7% for the third quarter of 2009 and 23.2% for the same period in 2008.  The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation.  The effective tax rate and provision for Federal income taxes decreased due to the decrease in pre-tax income.

Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets.  The Corporation’s annualized ROA for the third quarter of 2009 was 0.9% compared to 1.3% for the third quarter of 2008 and 1.2% and 1.3% for the first nine months of 2009 and 2008, respectively.  The decrease in ROA was mainly due to the decrease in net income quarter to quarter.

Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders.  ROE is calculated by dividing net income by average stockholders’ equity.  For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale.  The annualized ROE for the third quarter of 2009 and 2008 is 4.9% and 7.2%, respectively.  The annualized ROE for the first nine months of 2009 decreased to 6.7% from 7.0% in the same period of 2008.  This decrease is due mainly to the decrease in net income in the third quarter of 2009 over the same period for 2008.

FINANCIAL CONDITION

Securities
Securities available for sale decreased $1,721,000 to $36.2 million as of September 30, 2009, from $38.0 million at December 31, 2008.

The securities available for sale portfolio had an unrealized gain of $790,000, net of taxes, at the end of the third quarter of 2009, compared to an unrealized gain of $442,000, net of taxes, at December 31, 2008.  This increase was mainly due to current market conditions.

During the first nine months of 2009, the securities held to maturity portfolio increased $10.9 million to $102.4 million from $91.6 million at December 31, 2008, primarily due to growth in deposits exceeding growth in loans.

There are 80 debt securities in unrealized loss positions; however, the Corporation does not intend to sell nor be required to sell these securities.  There is one security deemed to be other-than-temporarily impaired.  See Note 7 for details on this impairment.

Index

Net Loans Receivable
During the first nine months of 2009, net loans receivable increased by $8.7 million from $100.2 million at December 31, 2008 to $108.9 million at September 30, 2009.  Net loans receivable represented 52.5% of total deposits and 42.6% of total assets at September 30, 2009 as compared to 51.9% and 42.0%, respectively, at December 31, 2008.

Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $610,000 at September 30, 2009 as compared to $173,000 at December 31, 2008.  There were no repossessed assets held by the Corporation as of September 30, 2009 and December 31, 2008.

The following summary table presents information regarding non-performing loans and assets as of September 30, 2009 and December 31, 2008:

Nonperforming Loans and Assets
(Dollars in Thousands)

	September 30, 2009	December 31, 2008
Nonaccrual loans:	$-	$-
Commercial	-	-
Consumer	-	-
Real Estate:
Construction	-	-
Mortgage	-	-
Total nonaccrual	-	-
Loans past due 90 days or more	610	173
Restructured loans	-	-
Total nonperforming loans	610	173
Repossessed assets	-	-
Total nonperforming assets	$610	$173

Nonperforming loans to total loans	0.56%	0.17%
Nonperforming assets to total assets	0.24%	0.07%

The following table sets forth the Corporation’s provision and allowance for loan losses.

Allowance for Loan Losses
(Dollars in Thousands)

	Nine Months	Nine Months
	Ending 9/30/09	Ending 9/30/08
Balance at beginning of period	$761	$620
Provisions charged to operating expenses	61	68
Recoveries of loans previously charged-off
Commercial	-	-
Consumer	-	1
Real Estate	-	-
Total recoveries	-	1
Loans charged-off:
Commercial	-	-
Consumer	(14)	(2)
Real Estate	-	-
Total charged-off	(14)	(2)
Net charge-offs	(14)	-
Balance at end of period	$808	$687
Net charge-offs as a percentage of average
loans outstanding	0.01%	0.00%
Allowance for loan losses as a percentage of
period-end loans	0.74%	0.69%

Index

Deposits
Total deposits at September 30, 2009 were $207.3 million, an increase of $14.4 million, or 7.4%, over total deposits of $192.9 million at December 31, 2008.  The outstanding balances by deposit classification at September 30, 2009 and 2008 are presented in the following table.

	At September 30,
	(Dollars in thousands)
	2009		2008
	Balance	Average Rate	Balance	Average Rate

Demand Deposits:
Noninterest-bearing	$17,326		$15,915
Interest-bearing	6,960	0.44	6,246	0.73
Savings	56,608	1.33	47,921	1.69
Time deposits:
<$100,000	81,194	3.57	78,426	4.25
>$100,000	45,200	3.96	41,040	4.64
Total Deposits	$207,288		$189,548

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

The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario.  At September 30, 2009, the Corporation’s simulation model indicated net interest income would increase 9.3% within the first year if rates increased as described above.  The model projected that net interest income would decrease by 4.7% in the first year if rates decreased as described above.

Index

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

Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These commitments, at September 30, 2009 totaled $7.6 million.  This consisted of $1.9 million in commercial real estate, construction, and land development loans, $5.0 million in home equity lines of credit, $658,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy
At September 30, 2009, stockholders’ equity totaled $45.0 million, an increase of 1.1% over stockholders’ equity of $44.5 million at December 31, 2008.  The increase in stockholders’ equity for the nine months ended September 30, 2009 is net of a $1,408,000 increase in treasury stock and an unrealized gain, net of income taxes, of $348,000 on securities available for sale.  Excluding this unrealized gain and treasury stock purchase, stockholders’ equity changed by an increase of $1.5 million in retained net income.

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

	September 30, 2009	December 31, 2008	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Risk-based capital ratios:
Tier 1 Capital	30.7%	37.8%	4.0%	6.0%
Total Capital	31.3%	38.5%	8.0%	10.0%
Leveraged Capital	17.1%	18.6%	4.0%	5.0%

The decrease in Risk-based capital ratios from December 31, 2008 to September 30, 2009 is due mainly to an increase in assets.  At September 30, 2009, the capital levels of the Bank met the definition of a “well capitalized” institution.

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since June 30, 2009.  The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.

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

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.         Risk Factors
During 2008 and 2009 the capital and credit markets experienced severe volatility and disruption. From the third quarter of 2008 through the third quarter of 2009, the volatility and disruption reached unprecedented levels.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions.  Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

In response to the turmoil in the banking system and financial markets, the U.S. government has taken unprecedented actions, including the U.S. Treasury's plan to inject capital into financial institutions for the purpose of stabilizing the financial markets generally or particular financial institutions.  There is no assurance that government actions will achieve their purpose.

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

Index

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds
In April 2009 the Corporation offered its shareholders a “No-Fee, Odd-Lot Sales Program,” which shareholders can use to sell Neffs Bancorp, Inc. common shares held by persons who are the owners of less than 100 shares.  The price per share will equal the average closing price during the previous ninety-day period in which the shareholder’s instructions to sell are received in the corporate office.  Shareholders owning 100 or more shares are not included in the offer and are ineligible to participate in the program.  The program was extended and will expire at 5:00 P. M., Eastern Standard Time, on December 31, 2010, unless extended or earlier terminated.  The Corporation reserves the right to terminate or extend the program at any time in its sole discretion.

The Corporation repurchased Bancorp stock during the quarter as presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet bePurchased Under the Plans or Programs
July 1 through July 31, 2009	40	$261	40	NA
August 1 through August 31, 2009	61	263	61	NA
September 1 through September 30, 2009	3,220	265	-	NA
Total	3,321	$265	101	NA

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

31.1 31.2 32.1 32.2
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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

NEFFS BANCORP, INC.

Date: November 16, 2009	By:	/s/ John J. Remaley
	Name:	John J. Remaley
	Title:	President