Form 10-K
period 2009-12-31
NEFFS BANCORP INC
filed 2010-03-25
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2009.

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

Commission File # 0-32605

NEFFS BANCORP, INC.
(Exact name of registrant as in its charter)

Pennsylvania	23-2400383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5629 Route 873, P.O. Box 10, Neffs, PA  18065-0010
(Address of principal executive offices)

Registrant’s telephone number including area code:  610-767-3875

Securities registered under Section 12 (b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:
Common Stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐   No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is $38,815,345 as of June 30, 2009(1).

The number of shares of the Issuer’s common stock, par value is $1.00 per share, outstanding as of March 22, 2010 was 183,016.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference from the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2009 (the “Annual Report”).  Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(1)  The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on June 30, 2009.  The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed.  The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

NEFFS BANCORP, INC.
FORM 10-K TABLE OF CONTENTS

		Page
Part I.

Item 1	Business	1
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holders	8

Part II.

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	10
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosures about Market Risk The information required by this Item is contained in Item 7 of this Part II under the caption “Interest Rate Sensitivity and Market Risk.”
Item 8	Financial Statements and Supplementary Data	10
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A	Controls and Procedures	10
Item 9A(T)	Controls and Procedures	11
Item 9B	Other Information	12

Part III.

Item 10	Directors, Executive Officers and Corporate Governance	12
Item 11	Executive Compensation	12
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13	Certain Relationships and Related Transactions, and Director Independence	12
Item 14	Principal Accountant Fees and Services	12

Part IV.

Item 15	Exhibits and Financial Statement Schedules	13

Part I.

Item 1.     Business

Forward-Looking Statements
Neffs Bancorp, Inc. (the “Corporation”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from that expressed in such forward-looking statements:  the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal  policies, including interest rate policies of the Board of Governors of the Federal Reserve Bank (the “FRB”); inflation; interest rates; market and monetary fluctuations; the timely development of competitive new services; the willingness of customers to substitute competitors’ products and services for the Corporation’s products and services and vice versa; the impact of the changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological acquisitions being less than expected; the growth and profitability of the Corporation’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive.  The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

General
Neffs Bancorp, Inc. (the “Corporation”) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  The Corporation was incorporated on March 24, 1986 and became an active bank holding company on October 31, 1986.  The Corporation owns all of the outstanding stock of The Neffs National Bank (the “bank”).

As of December 31, 2009, the Corporation has approximately $258 million in assets, $211 million in deposits, $111 million in net loans and $46 million in stockholders’ equity.  The bank is a member of the Federal Reserve Bank (“FRB”) and the bank’s deposits are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent permitted by law.

The Corporation’s principal executive office is located at 5629 Route 873, Neffs, Pennsylvania, 18065 and its telephone number is 610-767-3875.

As of December 31, 2009 the Corporation had 33 employees, of which 26 were full-time employees.  Management believes the Corporation’s relationship with its employees is good.

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

Retail and Commercial Banking Activities
The bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts, regular savings accounts, interest checking accounts, overdraft checking protection, fixed rate certificates of deposits, individual retirement accounts, club accounts and safe deposit facilities.  Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles) and home equity loans.  The bank also offers construction loans and permanent mortgages for homes.

The bank directs its commercial lending principally toward businesses that require funds within the bank’s legal limits, as determined from time to time, and that otherwise do business and/or are depositors with The Neffs National Bank.  The bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit.  In consumer lending, the bank offers various types of loans, including revolving credit lines, automobile loans and home improvement loans.

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

Competitive Business Conditions/Competitive Position
The Corporation’s current primary service area, generally characterized as Greater Northern Lehigh County and Southern Carbon County, Pennsylvania, is characterized by intense competition for banking business.  The bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have larger assets, capital and lending limits larger than that of The Neffs National Bank.  The bank competes with respect to its lending activities as well as in attracting demand, savings and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds.  The business of the bank is not seasonal in nature.

Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand.  Many institutions offer services such as trust services and international banking which The Neffs National Bank does not directly offer (but which the bank may offer indirectly through other institutions).

In commercial transactions, the bank’s legal lending limit to a single borrower (approximately $6,841,000 as of December 31, 2009) enables it to compete effectively for the business of smaller companies.

In consumer transactions, the bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low or no minimum deposit requirements.

In order to compete with other financial institutions both within and beyond its primary service area, the bank uses, to the fullest extent possible, the flexibility which independent status permits.  This includes an emphasis on specialized services for the small business person and professional contacts by the bank’s officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers.  The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions.

The bank endeavors to be competitive with all competing financial institutions in this primary service area with respect to interest rates paid on time and savings deposits, its overdraft charges on deposit accounts and interest rates charged on loans.

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

Item 1A.     Risk Factors

The Corporation is operating in a very uncertain environment for financial institutions.  In 2009 and into 2010, there has been a series of events in financial and credit markets that have led to liquidity and credit crises throughout the world.  There has also been considerable concern about the deepening economic downturn, both in the United States and internationally, and its ultimate impact on financial institutions.  U.S. and foreign governmental agencies have taken unprecedented steps in an attempt to stabilize the markets, but there is no assurance these steps will be effective.  Future developments in the financial and credit markets that the Corporation cannot currently predict could have a material impact on the Corporation's financial condition and results of operations.

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

The Corporation’s Profitability Depends Significantly on Economic Conditions in the Commonwealth of Pennsylvania
The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Greater Northern Lehigh Valley and Southern Carbon County, Pennsylvania area. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, subprime loan deterioration, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.  The Corporation is not directly involved in any type of subprime lending.

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

The Corporation Operates in a Highly Competitive Industry and Market Area
The Corporation faces substantial competition in all phases of operation from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds.  There is very strong competition among financial services providers in the principal service area.  Competitors may have greater resources, higher lending limits or larger branch systems.  Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products or services.

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

The Corporation’s Ability to Pay Dividends Depends Primarily on Dividends From Its Banking Subsidiary, Which Is Subject to Regulatory Limits.
The Corporation is a bank holding company and a majority of its operations are conducted by its subsidiary, The Neffs National Bank. The Coproation’s ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

The Corporation also owns property at 5645 PA Route 873, Neffs, PA  18065, which is a one and one half (1 ½) story single family dwelling with approximately 2,570 square feet of living space. This property is currently being leased.

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

The following table sets forth the prices at which common stock has traded during the last two (2) fiscal years.  As of December 31, 2009, there were approximately 634 holders of record of the Corporation’s common stock.

	Sales Prices
Quarter Ended:	High	Low
March 31, 2009	$265.00	$190.00
June 30, 2009	265.00	228.00
September 30, 2009	324.00	255.00
December 31, 2009	265.00	249.00

March 31, 2008	$270.00	$270.00
June 30, 2008	270.00	250.00
September 30, 2008	260.00	260.00
December 31, 2008	260.00	235.00

The Corporation purchased 5,642 shares at $254 weighted average per share during 2009 and 1,505 shares at $262 weighted average per share during 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 through October 31, 2009	-	$-	-	N/A
November 1 through November 30, 2009	-	-	-	N/A
December 1 through December 31, 2009	100	260	-	N/A
Total	100	$260	-	N/A

Dividends and Dividend History
The Corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year.  In 2009 a dividend of $2.00 per share was paid to stockholders on May 15 and a dividend of $2.00 per share was paid on November 15.  In 2008 a dividend of $2.00 per share was paid to stockholders on May 15, and a dividend of $2.00 per share was paid on November 15.

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

Item 6.     Selected Financial Data

The information under the caption “Selected Financial Data” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.

Item 7.     Management’s Discussion and Analysis of Financial Condition and  Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

Item 8.     Financial Statements and Supplementary Data

The financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures
The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon their evaluation of those controls and procedures as of December 31, 2009, the chief executive officer and principal financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting
The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls during the fourth quarter of the year ended December 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

▪	maintain records that accurately reflect the company’s transactions;
▪	prepare financial statement and footnote disclosures in accordance with generally accepted accounting principles (“GAAP”) that can be relied upon by external users;
▪	prevent and detect unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

/s/ John J. Remaley	/s/ Kevin A. Schmidt
President & CEO	Principal Financial Officer

Item 9B.     Other Information

None.

Part III.

Item 10.     Directors, Executive Officers and Corporate Governance

The information under the captions “Governance of the Corporation,” “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2010 Annual Meeting of Shareholders scheduled for May 12, 2010.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the bank, including the Chief Executive Officer and senior financial officers.  A copy of the Code of Ethics was incorporated by reference to Exhibit 14 to the Form 10-K of the registrant filed April 1, 2002.  A request for the Corporation’s Code of Ethics can be made in either writing to David C. Matulevich, Neffs Bancorp, Inc., 5629 Route 873, P.O. Box 10, Neffs, PA   18065-0010 or by telephone to 610-767-3875.

Item 11.     Executive Compensation

The information under the caption “Executive Compensation” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2010 Annual Meeting of Shareholders scheduled for May 12, 2010.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2010 Annual Meeting of Shareholders scheduled for May 12, 2010.

The Corporation currently does not maintain any equity compensation plans.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Transactions with Directors and Executive Officers” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2010 Annual Meeting of Shareholders scheduled for May 12, 2010.

Item 14.     Principal Accountant Fees and Services

The information under the caption “Report of the Audit Committee” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2010 Annual Meeting of Shareholders scheduled for May 12, 2010.

Part IV.

Item 15.     Exhibits and Financial Statement Schedules

No.	Description

(a) (1)	Financial Statements are incorporated by reference from the 2009 Annual Report.

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

Neffs Bancorp, Inc.

Date: March 22, 2010	By:	/s/ John J. Remaley
John J. Remaley
President and Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John J. Remaley
John J. Remaley	President, Chief Executive Officer and Director	March 22, 2010
/s/Kevin A. Schmidt
Kevin A. Schmidt	Vice President and Director	March 22, 2010
/s/Robert B. Heintzelman
Robert B. Heintzelman	Director	March 22, 2010
/s/Mary Ann Wagner
Mary Ann Wagner	Director	March 22, 2010
/s/John F. Simock
John F. Simock	Director	March 22, 2010
/s/John F. Sharkey, Jr.
John F. Sharkey, Jr.	Director	March 22, 2010
/s/Duane A. Schleicher
Duane A. Schleicher	Director	March 22, 2010
/s/Dean H. Snyder
Dean H. Snyder	Director	March 22, 2010