Form 10-Q
period 2010-03-31
NEFFS BANCORP INC
filed 2010-05-11
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File 0-32605

NEFFS BANCORP, INC.
____________________________________
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
Yes  ☐    No  ☒

As of April 30, 2010, there were 182,966 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

Index

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
Dollars in thousands, except share data	2010	2009
ASSETS

Cash and due from banks	$7,668	$2,187
Interest bearing deposits with banks	101	101
Federal funds sold	-	2,933
Securities available for sale	32,736	34,991
Securities held to maturity, fair value
$103,327 in 2010;$97,538 in 2009	104,426	100,976

Loans	113,193	111,988
Less allowance for loan losses	(825)	(829)
Net loans	112,368	111,159

Premises and equipment, net	2,400	2,446
Restricted investments in bank stock	848	848
Other assets	3,053	2,536
Total assets	$263,600	$258,177

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits
Non-interest bearing	$16,034	$18,177
Interest bearing	200,266	193,214
Total deposits	216,300	211,391
Other liabilities	1,567	1,158
Total liabilities	217,867	212,549

Stockholders' Equity:
Common stock, $1 par value, authorized 2,500,000 shares;
issued 200,000 shares;	200	200
Paid-in capital	753	753
Retained earnings	48,712	48,255
Accumulated other comprehensive income	362	556
Treasury stock, at cost 2010 17,009 shares; 2009 16,392 shares	(4,294)	(4,136)
Total stockholders' equity	45,733	45,628

Total liabilities and stockholders' equity	$263,600	$258,177

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data
	Three Months Ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$1,682	$1,609
Interest and dividends on investments:
Taxable	1,233	1,310
Exempt from federal income taxes	348	354
Interest on federal funds sold and other	-	2
Total interest income	3,263	3,275
Interest Expense
Deposits	1,244	1,404
Total interest expense	1,244	1,404
Net interest income	2,019	1,871
Provision for loan losses	30	-
Net interest income after Provision for loan losses	1,989	1,871
Other income:
Impairment loss on securities	(633)	-
Portion of impairment loss recognized in other comprehensive income (before tax)	519	-
Net impairment loss	(114)	-
Service charges on deposit accounts	26	27
Other service charges and fees	25	22
Other income	11	10
Total other income (expense)	(52)	59
Other expenses:
Salaries and employee benefits	400	363
Occupancy	48	42
Furniture and equipment	66	67
Pennsylvania shares tax	118	111
FDIC expense	49	80
Other expenses	180	155
Total other expenses	861	818
Income before income taxes	1,076	1,112
Income tax expense	253	265
Net income	$823	$847

Per share data:
Earnings per share, basic	$4.49	$4.49
Weighted average common shares outstanding	183,116	188,567
Cash dividends declared per share	$2.00	$2.00

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2010 and 2009
(Unaudited)

Dollars in thousands, except per share data	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2008	$200	$753	$45,836	$442	$(2,702)	$44,529
Comprehensive Income:
Net income	-	-	847	-	-	847
Change in unrealized net gains
on securities available for sale,
net of tax	-	-	-	328	-	328
Total comprehensive income						1,175

Cash dividends declared on common
stock, $2.00 per share	-	-	(377)	-	-	(377)
Purchase of treasury stock
(1,001 shares)	-	-	-	-	(230)	(230)

Balance, March 31, 2009	$200	$753	$46,306	$770	$(2,932)	$45,097

Dollars in thousands, except per share data	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2009	$200	$753	$48,255	$556	$(4,136)	$45,628
Comprehensive Income:
Net income	-	-	823	-	-	823
Change in unrealized net gain
on securities available for sale,
net of tax	-	-	-	148	-	148
Unrealized losses on OTTI securities held to maturity, net of tax				(342)		(342)
Total comprehensive income						629

Cash dividends declared on common
stock, $2.00 per share	-	-	(366)	-	-	(366)
Purchase of treasury stock
(617 shares)	-	-	-	-	(158)	(158)

Balance, March 31, 2010	$200	$753	$48,712	$362	$(4,294)	$45,733

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$823	$847
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	30	-
Depreciation	55	55
Net accretion of securities premiums/discounts	(35)	(211)
Impairment loss on securities	114	-
Change in assets and liabilities:
Decrease (increase) in:
Accrued interest receivable	(183)	(152)
PA shares tax	(353)	(334)
Other assets	111	242
Increase (decrease) in:
Accrued interest payable	(72)	(95)
Other liabilities	125	20
Net cash provided by operating activities	615	372
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest bearing deposits with banks	-	8
Net increase (decrease) in federal funds sold	2,933	(3,779)
Purchase of securities available for sale	(488)	(1,221)
Proceeds from maturities/calls of securities available for sale	2,926	1,998
Purchase of securities held to maturity	(14,832)	(14,461)
Proceeds from maturities/calls of securities held to maturity	10,824	9,385
Net increase in investment in restricted bank stock	-	(8)
Net increase in loans	(1,239)	(808)
Purchases of premises and equipment	(9)	(217)
Net cash provided (used) by investing activities	115	(9,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,909	8,338
Purchase of treasury stock	(158)	(230)
Net cash provided by financing activities	4,751	8,108
Increase (decrease) in cash and cash equivalents	5,481	(623)
Cash and cash equivalents:
Beginning	2,187	2,489
Ending	$7,668	$1,866

Supplementary Cash Flows Information
Interest Paid	$1,316	$1,499
Income Taxes Paid	$-	$-

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”).  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 3l, 2010, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2010.  These statements should be read in conjunction with the financial statements and notes contained in the 2009 Annual Report to Shareholders.

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

For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.’s Annual Report to Shareholders for the year ended December 31, 2009.

Note 2.  COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business.  It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation’s financial position and results of operations.

Note 3.  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)

Change in unrealized net gains on securities available for sale	$224	$497
Change in unrealized losses on OTTI securities held to maturity	(519)	-
Tax effect	101	(169)
Other comprehensive income, net of tax	$(194)	$328

Index

Note 4.  EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period.  The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

Note 5.  GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $750,000 of standby letters of credit as of March 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

Note 6.  SECURITIES

The amortized cost and fair values of securities are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$4	$-	$104
Mortgage-backed securities	31,280	1,359	(7)	32,632
	$31,380	$1,363	$(7)	$32,736
Securities Held to Maturity:
Obligations of U.S. Government agencies	$57,975	$395	$(1,040)	$57,330
Obligations of states and political subdivisions	41,960	1,008	(146)	42,822
Corporate securities	3,690	53	(1,429)	2,314
Mortgage-backed securities	801	60	-	861
	$104,426	$1,516	$(2,615)	$103,327

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$4	$-	$104
Mortgage-backed securities	33,758	1,144	(15)	34,887
	$33,858	$1,148	$(15)	$34,991
Securities Held to Maturity:
Obligations of U.S. Government agencies	$59,576	$231	$(2,832)	$56,975
Obligations of states and political subdivisions	36,257	1,340	(139)	37,458
Corporate securities	4,305	44	(2,127)	2,222
Mortgage-backed securities	838	45	-	883
	$100,976	$1,660	$(5,098)	$97,538

Index

The amortized cost and fair values of securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$335	$345
Due after one year through five years	100	104	7,799	8,094
Due after five years through ten years	-	-	16,530	16,978
Due after ten years	-	-	78,961	77,049
	100	104	103,625	102,466
Mortgage-backed securities	31,280	32,632	801	861
	$31,380	$32,736	$104,426	$103,327

There were no sales of securities during 2010 and 2009.

Securities with an amortized cost and fair value of approximately $12,000,000 and $12,417,000 at March 31, 2010 and $12,000,000 and $12,385,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$1,427	$7	$-	$-	$1,427	$7
Securities Held to Maturity:
Obligations of U.S. Government agencies	26,945	394	8,974	646	35,919	1,040
Obligations of states and political subdivisions	7,941	146	-	-	7,941	146
Corporate securities	-	-	1,111	1,429	1,111	1,429
Total Temporarily Impaired Securities	$36,313	$547	$10,085	$2,075	$46,398	$2,622

Index

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$981	$15	$-	$-	$981	$15
Securities Held to Maturity:
Obligations of U.S. Government agencies	39,065	2,379	9,672	453	48,737	2,832
Obligations of states and political subdivisions	5,422	137	297	2	5,719	139
Corporate securities	-	-	1,027	2,127	1,027	2,127
Total Temporarily Impaired Securities	$45,468	$2,531	$10,996	$2,582	$56,464	$5,113

The Corporation had 95 and 107 securities in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively.  The decline in fair value is due mainly to interest rate fluctuations.  Two securities were deemed to be other-than-temporarily impaired as discussed in Note 8.  As the Corporation does not intend to sell nor is it expected to be required to sell its investments until maturity or market price recovery no other securities were deemed to be other-than-temporarily impaired.

Note 7.  FAIR VALUE MEASUREMENTS

Below are various estimated fair values at March 31, 2010 and December 31, 2009, as required by ASC Topic 820.  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in ASC Topic 820 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year end.

The following methods and assumptions were used by the Corporation in estimating financial instrument fair values:

Securities
In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Corporation on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the Corporation adopted this accounting standard related to fair value measurements for the Corporation’s financial assets and financial liabilities.  The Corporation deferred adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Corporation’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and did not have a material impact on the Corporation’s consolidated financial position or results of operations.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
March 31, 2010
U. S. Treasury note available for sale	$104	$104	-	-
Mortgage-backed securities available for sale	$32,632	-	$32,632	-
December 31, 2009
U. S. Treasury note available for sale	$104	$104	-	-
Mortgage-backed securities available for sale	$34,887	-	$34,887	-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
March 31, 2010
Impaired trust preferred security held to maturity	$422	-	-	$422
December 31, 2009
Impaired trust preferred security held to maturity	$65	-	-	$65

Index

For the impaired held to maturity trust preferred security the change in book value is as follows:

Impaired trust preferred security held to maturity
(In Thousands)
Book/fair value of previously impaired held to maturity security at December 31, 2009	$65
Book value of currently impaired held to maturity security at December 31, 2009	990
Credit related impairment	(114)
Non-credit related impairment	(519)
Book/fair value of impaired securities at March 31, 2010	$422

The Corporation’s adoption of ASC Topic 820 applies only to its financial instruments required to be reported at fair value.  The Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with ASC Topic 820.

At March 31, 2010 we own four (4) collateralized debt obligation securities totaling $2,340,000 book value and $913,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). These securities are included in corporate held to maturity securities.  The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.  The Corporation analyzed the cash flow characteristics of these securities and determined that one security is other-than-temporarily impaired as described in Note 8.

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

Index

The estimated fair values of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$7,769	$7,769	$2,288	$2,288
Federal funds sold	-	-	2,933	2,933
Securities available for sale	32,736	32,736	34,991	34,991
Securities held to maturity	104,426	103,327	100,976	97,538
Loans, net	112,368	116,553	111,159	114,291
Accrued interest receivable	1,794	1,794	1,611	1,611

Financial liabilities:
Deposits	216,300	219,357	211,391	214,651
Accrued interest payable	975	975	1,047	1,047

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Note 8.  IMPAIRMENT

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery.  The other-than-temporary impairment is separated into (a) the amount of other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

In determining whether an impairment is other than temporary, the Corporation considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Corporation’s intent to sell or the likelihood it will be required to sell the security before a sufficient period of time to allow for a recovery in market value or maturity. Among the factors that are considered in determining the Corporation’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.

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

The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Corporation’s intent to sell or the likelihood it will be required to sell the security before recovery in value require considerable judgment.

Index

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

During the first quarter of 2010 the Corporation recognized in earnings impairment charges of $114,000 on one investment in a pooled trust preferred security resulting from several factors, including a downgrade on credit ratings, failure to pass principal coverage tests, indications of a break in yield, and the decline in the net present value of projected cash flows.  A break in yield for a given tranche means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment).  In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche.  Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience a break in yield.  There were no impairment charges for the first period of 2009.  Management of the Corporation has deemed the impairment on this trust preferred security to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security.

Other-Than-Temporary Impairment Credit Losses Recorded in Earnings
(In Thousands)
Beginning Balance January 1, 2010	$-
Additions for OTTI not previously recognized	114
Total other-than-temporary losses recognized during the period, ending balance March 31, 2010	$114

Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities.  Based on this analysis and because the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell before its recovery of amortized cost basis, which may be at maturity, and, for investments within the scope of ASC 325, the Corporation determined that there was no adverse change in the cash flows as viewed by a market participant.  Therefore, the Corporation does not consider the investments in the remaining two trust preferred assets to be other-than-temporarily impaired at March 31, 2010.  However, there is a risk that this review could result in recognition of additional other-than-temporary impairment charges in the future.

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

▪	the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010,
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

Index

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

4.	Original face purchased, current book value (as of March 31, 2010), purchase date, and purchase price were used to produce the calculations.
5.
The basic methodology of ASC 325 was to compare the present value of the cash flows from quarter to quarter.  A decline in the present value versus that for the previous quarter was considered to be an “adverse change.”

6.
ASC 325 prescribes using a discount rate “equal to the current yield used to accrete the beneficial interest.”  Original discount margin calculated as of the purchase date passed on purchase price was used to calculate the discount rate.  The original discount margin is then added to the appropriate forward 3-month LIBOR rate to determine the discount rate.  For fixed/floating securities, the original coupon is used as the discount rate for the remaining fixed-rate portion of the security’s estimated life.

7.	The discount rate was then used to calculate the present value for the current quarter’s projected cash flows.
8.	The result calculated for the current quarter was then compared to the previous quarter’s book value to determine if the change is “adverse.”
9.	The credit component of any impairment should be the difference between book value and the projected present value for the current quarter.

We recalculated the overall effective discount rates for these valuations.  The overall discount rates range from 7.30% to 42.20% and are highly dependent and reflected upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The Corporation owns one (1) Federal National Mortgage Association (“FNMA”) security that has an unrealized loss greater than 20% of its book value.  The unrealized loss on the FNMA security is due to increases in overall rates.  There is no increase in credit risk for this security.  Based on the analysis of the factors described above, management does not believe any unrealized loss in this security represents an other-than-temporary impairment.

As of March 31, 2010, management does not believe any unrealized loss in its other debt securities represents an other-than-temporary impairment except as noted.  The unrealized losses at March 31, 2010 were primarily interest rate-related.

Note 9.  NEW ACCOUNTING STANDARDS

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS.  The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

▪	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
▪	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

Index

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

▪
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

▪	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Corporation has evaluated subsequent events through the date the financial statements were issued.  The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial position.

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

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include the following:

▪	operating, legal and regulatory risks;

▪	economic, political, and competitive forces affecting banking, securities, asset management and credit services businesses; and

▪	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that the Corporation files periodically with the Securities and Exchange Commission.

Index

CRITICAL ACCOUNTING POLICIES
Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, and considerations of other-than-temporary impairment of investments.  Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses”, “Loan and Asset Quality and Allowance for Loan Losses”, and “Securities”.

OVERVIEW
Net income for the first quarter of 2010 decreased 2.8% to $823,000 as compared to $847,000 for the first quarter of 2009. The decrease in net income was principally related to the net impairment loss on a security held to maturity of $114,000 compared to $0 for the first quarter of 2009.  Net income per common share remained constant at $4.49 per share.  At March 31, 2010, the Corporation had total assets of $263.6 million and total deposits of $216.3 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates
Interest earning assets averaged $247.9 million for the first quarter of 2010 as compared to $233.6 million for the same period in 2009.  The yield on earning assets for the first quarter of 2010 was 5.3%; this yield decreased from 5.6% in the comparable period in 2009.

Interest-bearing liabilities were $196.6 million during the first quarter of 2010, a 2.0% increase from the $192.8 million reported in the first quarter of 2009.  The change in average interest bearing liabilities was the result of increases in savings, time deposits, and interest bearing checking of $3.0 million, $1.3 million, and $384,000, respectively.  This was offset by decreases in borrowings and Fed Funds Purchased of $863,000 and $22,000, respectively.  The average rate paid on interest bearing liabilities was 2.5% for the first quarter of 2010 and 3.1% for the first quarter of 2009.

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

Interest income for the first quarter of 2010 decreased by $12,000 or 0.4% over the first quarter of 2009 due to a decrease in yield on interest bearing assets.  Interest expense for the first quarter of 2010 decreased by $160,000 or 11.4%, as compared to the first quarter of 2009.  The decrease was due to lower interest rates being offered and paid on interest bearing deposits.

Net interest income increased by $148,000 or 7.9% to $2.0 million for the first quarter of 2010 as compared to $1.9 million for the first quarter of 2009.  This increase resulted from an increase in interest bearing assets and interest bearing deposits offset by a decrease in interest rates.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets.  Net interest margin for the first quarter of 2010 was 3.3% compared to 3.2% for the first quarter of 2009.  During the first quarter of 2010, the yield on earning assets was 5.3%, a 30 basis point decrease over the 5.6% reported in the first quarter of 2009.  The cost on interest bearing deposits decreased to 2.5% as compared to 3.1% for the first quarter of 2009.

Provision for Loan Losses
Provision for loan losses increased to $30,000 for 2010 from $0 for the first quarter in 2009.  Management regularly assesses the appropriateness and adequacy of the allowance for loan losses in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the allowance is reasonable and adequate for each of the periods presented.  The Corporation has no credit exposure to foreign countries or foreign borrowers.  The Corporation has no exposure to subprime mortgage loans.

Non-interest Income
Non-interest income for the first quarter of 2010 decreased to a loss of $52,000 from income of $59,000 the same period in 2009.  The decrease was attributable to the impairment loss on a security held to maturity.

Index

Non-interest Expense
For the first quarter of 2010, non-interest expenses increased by $43,000 or 5.3% to $861,000 compared to $818,000 over the same period in 2009 due mainly to increases in employee expenses and other expenses offset by a decrease in FDIC expense.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $37,000 or 10.2%, for the first quarter of 2010.  This increase was due to increases in employee benefits and salaries and the addition of a commercial lender.

Occupancy expense increased 14.3% to $48,000 in the first quarter of 2010 from $42,000 for the same period in 2009.  This increase is due mainly to an increase in utilities expense.

Furniture and equipment expense decreased $1,000 or 1.5% to $66,000 for the first quarter of 2010 over the same period of 2009.

Pennsylvania shares tax increased from $111,000 to $118,000 from the first quarter of 2009 to the first quarter of 2010.  This increase was mainly due to continued capital growth.

FDIC expense decreased $31,000 or 38.8% to $49,000 for the first quarter of 2010 over $80,000 for the same period of 2009.  This decrease is due to the special assessment paid in 2009.

Other expenses increased by $25,000, or 16.1%, to $180,000 in 2010 from the same period in 2009.  This increase was mainly due to increases in postage and freight, advertising, and bookkeeping expenses.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets.  The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets.  This ratio equaled 1.2% for the three months ended March 31, 2010 and the same period in 2009.  Another productivity measure is the operating efficiency ratio.  This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains).  For the quarter ended March 31, 2010, the operating efficiency ratio was 41.4% compared to 42.4% for the same period in 2009.  This decrease is due mainly to the increase in net interest income.

Provision for Federal Income Taxes
The provision for federal income taxes was $253,000 for the first quarter of 2010 compared to $265,000 for this same period in 2009.  The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 23.5% for the first three months of 2010 and 23.8% for the same period in 2009.  The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation.

Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets.  The Corporation’s annualized ROA for the first quarter of 2010 was 1.3%, a decrease of 10 basis points from the first quarter of 2009 because of the increase in average assets period to period and decrease in net income.

Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders.  ROE is calculated by dividing net income by average stockholders’ equity.  For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale.  The annualized ROE for the first quarter of 2010 decreased to 7.2% from 7.6% in 2009, a decrease of 40 basis points, due mainly to the increase in average equity and decrease in net income for the first quarter of 2010 over the first quarter of 2009.

Index

FINANCIAL CONDITION

Securities
Securities available for sale decreased $2.3 million to $32.7 million as of March 31, 2010, from $35.0 million at December 31, 2009.

The securities available for sale portfolio had an unrealized gain of $896,000, net of taxes at the end of the first quarter of 2010, compared to an unrealized gain of $748,000, net of taxes, at December 31, 2009.  This increase was mainly due to continued decrease in interest rates.

During the first three months of 2010, the securities held to maturity portfolio increased $3.5 million to $104.4 million from $101.0 million at December 31, 2009, primarily due to the deployment of funds from increased deposits.

There are 95 debt securities in unrealized loss positions; however, the Corporation does not intend to sell nor be required to sell these securities.  There are two securities deemed to be other-than-temporarily impaired.  See Note 8 to the Interim Consolidated Financial Statements for details on these impairments.

Net Loans Receivable
During the first three months of 2010, net loans receivable increased by $1.2 million from $111.2 million at December 31, 2009 to $112.4 million at March 31, 2010.  Net loans receivable represented 52.0% of total deposits and 42.6% of total assets at March 31, 2010 as compared to 52.6% and 43.1%, respectively, at December 31, 2009.

Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $433,000 at March 31, 2010 as compared to $202,000 at December 31, 2009.  There was no foreclosed real estate held by the Corporation as of March 31, 2010 and December 31, 2009.  The four loans on non-accrual status are well collateralized therefore management does not expect any losses from these loans.

The following summary table presents information regarding non-performing loans and assets as of March 31, 2010 and March 31, 2009:

Nonperforming Loans and Assets
(Dollars in Thousands)

	March 31, 2010	December 31, 2009
Nonaccrual loans:	$-	$-
Commercial	401	-
Consumer	-	-
Real Estate:
Construction	-	-
Mortgage	24	-
Total nonaccrual	425	-
Loans past due 90 days or more	8	202
Restructured loans	-	-
Total nonperforming loans	433	202
Foreclosed real estate	-	-
Total nonperforming assets	$433	$202

Nonperforming loans to total loans	0.38%	0.18%
Nonperforming assets to total assets	0.16%	0.08%

Index

The following table sets forth the Corporation’s provision and allowance for loan losses.

Allowance for Loan Losses
(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$829	$761
Provisions charged to operating expenses	30	-
Recoveries of loans previously charged-off
Commercial	-	-
Consumer	5	-
Real Estate	-	-
Total recoveries	5	-
Loans charged-off:
Commercial	-	-
Consumer	16	4
Real Estate	23	-
Total charged-off	39	4
Net charge-offs	34	4
Balance at end of period	$825	$757

Net charge-offs as a percentage of average loans outstanding	0.03%	0.00%
Allowance for loan losses as a percentage of period-end loans	0.73%	0.74%

Deposits
Total deposits at March 31, 2010 were $216.3 million, an increase of $4.9 million, or 2.3%, over total deposits of $211.4 million at December 31, 2009.  The outstanding balances by deposit classification at March 31, 2010 and 2009 are presented in the following table.

	At March 31,
	(Dollars in thousands)
	2010		2009
	Balance	Average Yield	Balance	Average Yield
Demand deposits:
Noninterest-bearing	$16,034		$19,479
Interest-bearing	8,005	0.38%	6,074	0.46%
Savings	64,196	1.18%	51,142	1.39%
Time deposits:
<$100,000	81,341	3.14%	80,172	3.81%
>$100,000	46,724	3.64%	44,409	4.25%
Total deposits	$216,300		$201,276

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

Index

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

The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario.  At March 31, 2010, the Corporation’s simulation model indicated net interest income would increase 8.32% within the first year if rates increased as described above.  The model projected that net interest income would decrease by 3.25% in the first year if rates decreased as described above.

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

Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These commitments, at March 31, 2010 totaled $10.2 million.  This consisted of $3.3 million in tax-exempt loans, commercial real estate, construction, and land development loans, $5.9 million in home equity lines of credit, $750,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy
At March 31, 2010, stockholders’ equity totaled $45.7 million, an increase of 0.2% over stockholders’ equity of $45.6 million at December 31, 2009.  The increase in stockholders’ equity for the three months ended March 31, 2010 included an increase of $457,000 in retained earnings offset by $194,000 decrease in accumulated other comprehensive income and a $158,000 increase in treasury stock.

Index

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

	March 31, 2010	December 31, 2009	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Risk-based capital ratios:
Tier 1 Capital	32.2%	32.1%	4.0%	6.0%
Total Capital	32.6%	32.7%	8.0%	10.0%
Leveraged Capital	17.3%	17.5%	4.0%	5.0%

At March 31, 2010, the capital levels of the Bank met the definition of a “well capitalized” institution.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since December 31, 2009.  The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.

Item 4T.

Controls and Procedures
Management of the Corporation, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

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

Item 1A.   Risk Factors

During 2008 and 2009 the capital and credit markets experienced severe volatility and disruption. From the third quarter of 2008 through the first quarter of 2010, the volatility and disruption reached unprecedented levels.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions.  Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

Please refer to Part 1, Item 1A, “Risk Factors”, of the Corporation’s Form 10-K for the year ended December 31, 2009 for additional disclosures regarding the risks and uncertainties related to the Corporation’s business.

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

The Corporation repurchased Bancorp stock during the quarter as presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 through January 31, 2010	592	$256	-	NA
February 1 through February 28, 2010	-	-	-	NA
March 1 through March 31, 2010	25	260	-	NA
Total	617	$256	-	NA

Index

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

NEFFS BANCORP, INC.

Date: May 11, 2010	By:	/s/ John J. Remaley
	Name:	John J. Remaley
	Title:	President