Form 10-Q
period 2010-06-30
NEFFS BANCORP INC
filed 2010-08-16
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐    No  ☒

As of August 13, 2010, there were 181,070 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
Dollars in thousands, except share data	2010	2009
ASSETS

Cash and due from banks	$2,003	$2,187
Interest bearing deposits with banks	100	101
Federal funds sold	8,227	2,933
Securities available for sale	30,390	34,991
Securities held to maturity, fair value $105,966 in 2010;$97,538 in 2009	106,255	100,976

Loans	117,328	111,988
Less allowance for loan losses	(913)	(829)
Net loans	116,415	111,159

Premises and equipment, net	2,396	2,446
Restricted investments in bank stock	848	848
Other assets	2,662	2,536
Total assets	$269,296	$258,177

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits
Non-interest bearing	$18,223	$18,177
Interest bearing	203,511	193,214
Total deposits	221,734	211,391
Other liabilities	1,057	1,158
Total liabilities	222,791	212,549

Stockholders' Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares;	200	200
Paid-in capital	753	753
Retained earnings	49,732	48,255
Accumulated other comprehensive income	604	556
Treasury stock, at cost 2010 18,905 shares; 2009 16,392 shares	(4,784)	(4,136)
Total stockholders' equity	46,505	45,628

Total liabilities and stockholders' equity	$269,296	$258,177

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$1,761	$1,684	$3,443	$3,293
Interest and dividends on investments:
Taxable	1,362	1,349	2,595	2,659
Exempt from federal income taxes	379	348	727	702
Interest on federal funds sold and other	1	2	1	4
Total interest income	3,503	3,383	6,766	6,658
Interest Expense
Deposits	1,241	1,397	2,485	2,801
Total interest expense	1,241	1,397	2,485	2,801
Net interest income	2,262	1,986	4,281	3,857
Provision for loan losses	90	1	120	1
Net interest income after Provision for loan losses	2,172	1,985	4,161	3,856
Other income:
Impairment accretion (loss) on securities	8	-	(625)	-
Portion of impairment loss (accretion) recognized in other comprehensive income (before tax)	(8)	-	511	-
Net impairment loss	-	-	(114)	-
Service charges on deposit accounts	26	27	52	54
Other service charges and fees	26	23	51	45
Security gains on called securities	9	4	9	4
Other income	11	13	22	23
Total other income	72	67	20	126
Other expenses:
Salaries and employee benefits	397	359	797	722
Occupancy	59	62	107	104
Furniture and equipment	67	70	133	137
Pennsylvania shares tax	117	118	235	229
FDIC expense	51	119	100	199
Other expenses	195	182	375	337
Total other expenses	886	910	1,747	1,728
Income before income taxes	1,358	1,142	2,434	2,254
Income tax expense	338	272	591	537
Net income	$1,020	$870	$1,843	$1,717
Per share data:
Earnings per share, basic	$5.59	$4.64	$10.08	$9.13
Weighted average common shares outstanding	182,485	187,501	182,799	188,031
Cash dividends declared per share	$-	$-	$2.00	$2.00

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2010 and 2009
(Unaudited)

Dollars in thousands, except per share data

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2008	$200	$753	$45,836	$442	$(2,702)	$44,529
Comprehensive Income:
Net income	-	-	1,717	-	-	1,717
Change in unrealized net gains on securities available for sale,net of tax	-	-	-	148	-	148
Total comprehensive income						1,865
Cash dividends declared on common stock, $2.00 per share	-	-	(375)	-	-	(375)
Purchase of treasury stock (2,221 shares)	-	-	-	-	(529)	(529)

Balance, June 30, 2009	$200	$753	$47,178	$590	$(3,231)	$45,490

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2009	$200	$753	$48,255	$556	$(4,136)	$45,628
Comprehensive Income:
Net income	-	-	1,843	-	-	1,843
Change in unrealized net gain on securities available for sale, net of tax	-	-	-	385	-	385
Unrealized losses on OTTI securities held to maturity, net of tax				(337)		(337)
Total comprehensive income						1,891
Cash dividends declared on common stock, $2.00 per share	-	-	(366)	-	-	(366)
Purchase of treasury stock (2,513 shares)	-	-	-	-	(648)	(648)

Balance, June 30, 2010	$200	$753	$49,732	$604	$(4,784)	$46,505

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,843	$1,717
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	120	1
Depreciation	110	111
Net accretion of securities premiums/discounts	(207)	(416)
Impairment loss on securities	114	-
Security gains on called securities	(9)	(4)
Change in assets and liabilities:
Decrease (increase) in:
Accrued interest receivable	341	(73)
Pennsylvania shares tax	(235)	(221)
Other assets	(256)	198
Increase (decrease) in:
Accrued interest payable	(62)	(80)
Other liabilities	(39)	138
Net cash provided by operating activities	1,720	1,379
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	1	9
Net increase in federal funds sold	(5,294)	(4,636)
Purchase of securities available for sale	(489)	(4,839)
Proceeds from maturities/calls of securities available for sale	5,611	4,851
Purchase of securities held to maturity	(31,506)	(32,741)
Proceeds from maturities/calls of securities held to maturity	25,880	26,984
Net increase in investment in restricted bank stock	-	(10)
Net increase in loans	(5,376)	(4,134)
Purchases of premises and equipment	(60)	(258)
Net cash used by investing activities	(11,233)	(14,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,343	13,543
Purchase of treasury stock	(648)	(529)
Dividends paid	(366)	(375)
Net cash provided by financing activities	9,329	12,639
Decrease in cash and cash equivalents	(184)	(756)
Cash and cash equivalents:
Beginning	2,187	2,489
Ending	$2,003	$1,733

Supplementary Cash Flows Information
Interest Paid	$2,547	$2,881
Income Taxes Paid	$602	$250

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”).  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2010.  These statements should be read in conjunction with the financial statements and notes contained in the 2009 Annual Report to Shareholders.

In addition to historical information, this Form 10-Q Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the SEC.

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

Note 3.  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2010	2009	2010	2009

Change in unrealized net gains on securities available for sale	$359	$(273)	$583	$224
Change in unrealized losses on OTTI securities held to maturity	8	-	(511)	-
Tax effect	(125)	93	(24)	(76)

Other comprehensive income (loss), net of tax	$242	$(180)	$48	$148

Index

Note 4.  EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period.  The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

Note 5.  GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $750,000 of standby letters of credit as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

Note 6.  SECURITIES

The amortized cost and fair values of securities are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$6	$-	$106
Mortgage-backed securities (Government agencies)	28,574	1,710	-	30,284
	$28,674	$1,716	$-	$30,390
Securities Held to Maturity:
Obligations of U.S. Government agencies	$52,072	$476	$(300)	$52,248
Obligations of states and political subdivisions	49,710	1,141	(219)	50,632
Corporate securities	1,350	75	(3)	1,422
CDOs	2,362	-	(1,527)	835
Mortgage-backed securities (Government agencies)	761	68	-	829
	$106,255	$1,760	$(2,049)	$105,966

Index

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$4	$-	$104
Mortgage-backed securities (Government agencies)	33,758	1,144	(15)	34,887
	$33,858	$1,148	$(15)	$34,991
Securities Held to Maturity:
Obligations of U.S. Government agencies	$59,576	$231	$(2,832)	$56,975
Obligations of states and political subdivisions	36,257	1,340	(139)	37,458
Corporate securities	1,350	44	(5)	1,389
CDOs	2,955	-	(2,122)	833
Mortgage-backed securities (Government agencies)	838	45	-	883
	$100,976	$1,660	$(5,098)	$97,538

The amortized cost and fair values of securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$755	$768
Due after one year through five years	100	106	7,475	7,786
Due after five years through ten years	-	-	13,567	14,011
Due after ten years	-	-	83,697	82,572
	100	106	105,494	105,137
Mortgage-backed securities	28,574	30,284	761	829
	$28,674	$30,390	$106,255	$105,966

There were no sales of securities during 2010 and 2009.

Securities with an amortized cost and fair value of approximately $12,000,000 and $12,674,000 at June 30, 2010 and $12,000,000 and $12,385,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

Index

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$-	$-	$-	$-	$-	$-
Securities Held to Maturity:
Obligations of U.S. Government agencies	5,844	37	9,771	263	15,615	300
Obligations of states and political subdivisions	10,001	219	-	-	10,001	219
Corporate securities	-	-	1,032	1,530	1,032	1,530
Total Temporarily Impaired Securities	$15,845	$255	$10,803	$1,793	$26,648	$2,049

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$981	$15	$-	$-	$981	$15
Securities Held to Maturity:
Obligations of U.S. Government agencies	39,065	2,379	9,672	453	48,737	2,832
Obligations of states and political subdivisions	5,422	137	297	2	5,719	139
Corporate securities	-	-	1,027	2,127	1,027	2,127
Total Temporarily Impaired Securities	$45,468	$2,531	$10,996	$2,582	$56,464	$5,113

The Corporation had 66 and 107 securities in an unrealized loss position at June 30, 2010 and December 31, 2009, respectively.  The decline in fair value is due mainly to interest rate fluctuations.  Two securities were deemed to be other-than-temporarily impaired with no additional impairment charges this quarter, as discussed in Note 8.  As the Corporation does not intend to sell nor is it expected to be required to sell its investments until maturity or market price recovery no other securities were deemed to be other-than-temporarily impaired.

Note 7.  FAIR VALUE MEASUREMENTS

Below are various estimated fair values at June 30, 2010 and December 31, 2009, as required by ASC Topic 820.  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in ASC Topic 820 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Index

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
June 30, 2010
U. S. Treasury note available for sale	$106	$106	-	-
Mortgage-backed securities available for sale	$30,284	-	$30,284	-
December 31, 2009
U. S. Treasury note available for sale	$104	$104	-	-
Mortgage-backed securities available for sale	$34,887	-	$34,887	-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
June 30, 2010
Impaired trust preferred securities held to maturity	$426	-	-	$426
December 31, 2009
Impaired trust preferred security held to maturity	$65	-	-	$65

Index

For the impaired held to maturity trust preferred securities the change in book value is as follows:

Impaired trust preferred securities held to maturity
(In Thousands)
Book/fair value of previously impaired held to maturity security at December 31, 2009	$65
Book value of currently impaired held to maturity security at December 31, 2009	990
Credit related impairment	(114)
Non-credit related impairment	(519)
Accretion of impaired securities	8
Principal payment on impaired securities	(4)
Book value of impaired securities at June 30, 2010	$426

Fair values of unimpaired securities held to maturity are determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

The Corporation’s adoption of ASC Topic 820 applies only to its financial instruments required to be reported at fair value.  The Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with ASC Topic 820.

At June 30, 2010 we own four collateralized debt obligation securities totaling $2,362,000 book value and $836,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  These securities are included in corporate held to maturity securities.  The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.  The Corporation analyzed the cash flow characteristics of these securities and determined that two securities are other-than-temporarily impaired with no additional impairment charges in the second quarter of 2010, as discussed in Note 8.

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

Index

The estimated fair values of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$2,103	$2,103	$2,288	$2,288
Federal funds sold	8,227	8,227	2,933	2,933
Securities available for sale	30,390	30,390	34,991	34,991
Securities held to maturity	106,255	105,966	100,976	97,538
Loans, net	116,415	121,181	111,159	114,291
Accrued interest receivable	1,647	1,647	1,611	1,611

Financial liabilities:
Deposits	221,734	225,707	211,391	214,651
Accrued interest payable	985	985	1,047	1,047

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Note 8.  IMPAIRMENT

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

The Corporation conducts other-than-temporary impairment analysis on a quarterly basis.  The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment.  A decline in value that is considered to be other-than-temporary related to a decrease in cash flows is recorded as a loss within non-interest income in the consolidated statement of income.

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

There are two other-than-temporary impaired securities with no additional impairment charges recognized by the Corporation during the second quarter of 2010.  There were no securities deemed to be other-than-temporarily impaired for the second quarter of 2009.  Based on several factors including credit ratings, principal coverage tests, break in yield analysis, and cash flow forecasts, management expects to recover the remaining amortized cost of these securities.  A break in yield for a given tranche of a collateralized debt obligation (investment) means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment).  In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche.  Based on this analysis and because the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell before its recovery of amortized cost basis, which may be at maturity, and, for investments within the scope of ASC 325, the Corporation determined that there was no adverse change in the cash flows as viewed by a market participant.  Therefore, the Corporation does not consider the investments in the trust preferred assets to have additional other-than-temporarily impairment at June 30, 2010.  However, there is a risk that this review could result in recognition of additional other-than-temporary impairment charges in the future.

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
▪	the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010,
▪
an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and;

▪
our Trust Preferred Collateralized Debt Obligations (TRUP CDOs) are classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

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

4.	Original face purchased, current book value (as of June 30, 2010), purchase date, and purchase price were used to produce the calculations.
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

Index

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

As of June 30, 2010, management does not believe any unrealized loss in its other debt securities represents an other-than-temporary impairment.  The unrealized losses at June 30, 2010 were primarily interest rate-related.

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

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

Index

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.  The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, and considerations of other-than-temporary impairment of investments.  Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses,” “Loan and Asset Quality and Allowance for Loan Losses,” and “Securities.”

OVERVIEW

Net income for the second quarter of 2010 increased 17.2% to $1,020,000 as compared to $870,000 for the second quarter of 2009.  Total revenues increased 3.6% from $3.5 million to $3.6 million for the quarter.  Total expenses remained unchanged at $2.6 million for the same periods.  Net income per common share increased 20.5% to $5.59 per share from $4.64 per share in the second quarter a year ago.  At June 30, 2010, the Corporation had total assets of $269.3 million, total loans of $117.3 million, and total deposits of $221.7 million.

Net income for the first half of 2010 increased 7.3% to $1.8 million as compared to $1.7 million for the first half of 2009.  Total revenues remained unchanged at $6.8 million for the first six months of 2010 and 2009.  Total expenses decreased

Index

2.4% from $5.1 million to $4.9 million.  Net income per common share increased 10.4% to $10.08 per share from $9.13 per share from the first two quarters of 2010 to the same period of 2009.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates
Interest earning assets averaged $253.4 million for the second quarter of 2010 as compared to $239.1 million for the same period in 2009.  The growth in interest earning assets was mainly the result of an increase of $12.2 million in average total loans and an increase of $3.5 million in average investments.  Average interest-bearing liabilities increased from $185.3 million during the second quarter of 2009 to $202.4 million during the second quarter of 2010.  The increase in average interest bearing liabilities was the result of increases in savings, time deposits, and interest bearing checking, of $12.4 million, $4.6 million, and $0.1 million, respectively.  This increase in deposits is due in part to the transfer of funds from investment accounts to deposit accounts due to current market conditions.

The average yield on earning assets was 5.5% for the second quarter of 2010 as compared to 5.7% for the same quarter in 2009.  The average rate paid on interest-bearing liabilities was 2.5% for the second quarter of 2010 and 3.0% for the second quarter of 2009.  This was the result of the decreasing interest rate environment.

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

Interest income for the second quarter of 2010 increased by $120,000 or 3.5% over the second quarter of 2009 due mainly to an increase in loans and securities.  Interest expense for the second quarter of 2010 decreased by $156,000 or 11.2%, as compared to the second quarter of 2009.  The decrease was due mainly to decreases in deposit rates offset by increases in deposits.

Net interest income increased by $276,000 or 13.9% to $2.3 million for the second quarter of 2010 as compared to $2.0 million for the second quarter of 2009.  This increase resulted from an increasing net spread between yields on average assets and average rate paid.

For the six months ended June 30, 2010, interest income increased by $108,000 or 1.6% over the same period in 2009.  The increase for the first six months was mostly related to the increase in loans and securities.  Interest earning assets for the first six months of 2010 averaged $250.7 million versus $236.3 million for the comparable period in 2009.  The yield on those assets was 5.4% for the first six months of 2010 and 5.6% for the same period of 2009.

Interest expense for the first six months of 2010 decreased $316,000 or 11.3% as compared to the first six months of 2009.  The level of average interest-bearing liabilities increased from $182.3 million for the first half of 2009 to $199.5 million for the first six months of 2010.  The average rate paid for the first half of 2010 and 2009 was 2.5% and 3.1%, respectively.

Net interest income for the first six months of 2010 increased by $424,000 or 11.0% over the same period in 2009.  The Corporation’s net interest margin increased to 3.4% for the six months ended June 30, 2010 from 3.3% for the same period last year.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets.

Net interest margin for the second quarter of 2010 was 3.6% compared to 3.3% for the second quarter of 2009.  During the second quarter of 2010, the yield on earning assets was 5.5%, a 20 basis point decrease over the 5.7% reported in the second quarter of 2009.  The average rate paid on interest-bearing deposits decreased to 2.5% as compared to 3.0% for the second quarter of 2009.

Provision for Loan Losses
Provision for loan losses increased from $1,000 for the second quarter of 2009 to $90,000 for the second period of 2010.  The increase is due mainly to increase in loan volume and increase in non-performing loans.

Index

For the six months ending June 30, 2010, provision for loan losses increased to $120,000 compared to $1,000 in the same period of 2009.

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

Non-interest Income
Non-interest income for the second quarter of 2010 increased to $72,000 from $67,000 the same period in 2009.  The increase was due to an increase in security gains and other service charges and fees.  Non-interest income for the first half of 2010 decreased to $20,000 from $126,000 in the same period in 2009.  This decrease was attributable to an impairment charge on a security in the first quarter of 2010.

Non-interest Expense
For the second quarter of 2010, non-interest expenses decreased by $24,000 or 2.6% to $886,000 compared to $910,000 over the same period in 2009.  The decrease was due mainly to a decrease in FDIC expense offset by an increase in salaries and employee benefits expense.

Salaries and employee benefits, which represent the largest component of non-interest expenses, increased by $38,000 or 10.6%, for the second quarter of 2010.  This increase was due mainly to an increase in employee salaries.

Occupancy expense for the second quarter of 2010 decreased by $3,000 or 4.8% as compared to the second quarter of 2009.  This decrease was mainly due to a decrease in rental property expenses.

Furniture and equipment expense decreased $3,000 or 4.3% to $67,000 for the second quarter of 2010 over the same period of 2009.

Pennsylvania shares tax decreased from $118,000 to $117,000 from the second quarter of 2009 to the second quarter of 2010.

FDIC expense decreased $68,000, or 57.1%, to $51,000 for the second quarter of 2010 over the second quarter of 2009.  This decrease is due to the special assessment paid in 2009.

Other expenses increased by $13,000, or 7.1%, to $195,000 in the second quarter of 2010 from the same period in 2009.

Total non-interest expense for the first six months of 2010 and 2009 was $1.7 million.

Salary expenses and employee benefits, which represent the largest component, 45.6%, of non-interest expenses, increased by $75,000 or 10.4% over the first six months of 2009.  This increase was due mainly to an increase in employee salaries.

Occupancy expense for the first six months of 2010 increased by $3,000 or 2.9% as compared to the first six months of 2009.

Furniture and equipment expense decreased by $4,000 or 2.9% to $133,000 for the first half of 2010 as compared to 2009.

Pennsylvania shares tax increased by $6,000 or 2.6% for the first six months of 2010 from the same period in 2009.  This increase was mainly due to continued capital growth.

FDIC expense decreased $99,000 or 49.7% to $100,000 for the first six months of 2010 over the second quarter of 2010.  This decrease is due to the special assessment paid in 2009.

Other expenses increased by $38,000 or 11.3% for the first half of 2010 over the first half of 2009 due mainly to third party consulting fees in 2010.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets.  The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets.  This ratio equaled 1.2% and 1.3% for the three months ended June 30, 2010 and 2009, respectively.  The overhead expense ratio equaled 1.2% for the first half of 2010 and 1.3% for the same period in 2009.

Index

Another productivity measure is the operating efficiency ratio.  This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains).  For the quarter ended June 30, 2010, the operating efficiency ratio was 38.0% compared to 44.3% for the same period in 2009.  For the six months ended June 30, 2010, this ratio was 39.6% compared to 43.4% for the six months ended June 30, 2009.  This decrease is due mainly to the increase in net interest income.

Provision for Federal Income Taxes
The provision for federal income taxes was $338,000 for the second quarter of 2010 compared to $272,000 for this same period in 2009.  For the first six months the provision was $591,000 and $537,000 for 2010 and 2009, respectively.  The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 24.9% for the second quarter of 2010 and 23.8% for the same period in 2009.  The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation.  The effective tax rate and provision for Federal income taxes increased due to the increase in pre-tax income while tax-exempt income declined.

Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets.  The Corporation’s annualized ROA for the second quarter of 2010 was 1.5% compared to 1.4% for the second quarter of 2009 and 1.4% for the first half of 2010 and 2009.  The increase in ROA was mainly due to the increase in net income period to period.

Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders.  ROE is calculated by dividing net income by average stockholders’ equity.  For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale and other-than-temporary impaired securities held to maturity.  The annualized ROE for the second quarter of 2010 and 2009 is 8.9% and 7.7%, respectively.  The annualized ROE for the first half of 2010 increased to 8.0% from 7.6% in the same period of 2009.  This increase is due mainly to the increase in net income in 2010 over 2009 for the respective periods.

FINANCIAL CONDITION

Securities
Securities available for sale decreased $4.6 million to $30.4 million as of June 30, 2010, from $35.0 million at December 31, 2009.

The securities available for sale portfolio had an unrealized gain of $1,133,000, net of taxes at the end of the first quarter of 2010, compared to an unrealized gain of $748,000, net of taxes, at December 31, 2009.  This increase was mainly due to continued decrease in interest rates.

During the first six months of 2010, the securities held to maturity portfolio increased $5.3 million to $106.3 million from $101.0 million at December 31, 2009, primarily due to the deployment of funds from increased deposits.

There are 66 debt securities in unrealized loss positions; however, the Corporation does not intend to sell nor be required to sell these securities.  Two securities were deemed to be other-than-temporarily impaired at June 30, 2010 however there were no additional impairment charges recognized in the second quarter of 2010.

Net Loans Receivable
During the first half of 2010, net loans receivable increased by $5.3 million from $111.2 million at December 31, 2009 to $116.4 million at June 30, 2010.  This increase is due to increased loan demand and an additional loan officer.  Net loans receivable represented 52.5% of total deposits and 43.2% of total assets at June 30, 2010 as compared to 52.6% and 43.1%, respectively, at December 31, 2009.

Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $2,642,000 at June 30, 2010 as compared to $202,000 at December 31, 2009.  The increase in non-performing loans is due mainly to the increase in delinquencies and loan relationships downgraded due to credit concerns.  Generally these loans are well collateralized therefore management does not expect to incur material losses due to the increase in nonperforming

Index

loans.  In addition, management believes the allowance for loan loss is sufficient to cover any such losses.  Total non-performing loans may increase in the future.  There was no foreclosed real estate held by the Corporation as of June 30, 2010 and December 31, 2009.

The following summary table presents information regarding non-performing loans and assets as of June 30, 2010 and December 31, 2009:
Nonperforming Loans and Assets
(Dollars in Thousands)

	June 30, 2010	December 31, 2009
Non-accruing loans	$2,071	$-
Accruing loans past 90 days or more	571	202
Total nonperforming loans	2,642	202
Foreclosed real estate/repossessed assets	-	-
Total nonperforming assets	$2,642	$202

Nonperforming loans to total loans	2.25%	0.18%
Nonperforming assets to total assets	0.98%	0.08%

The following table sets forth the Corporation’s provision and allowance for loan losses.

Allowance for Loan Losses
(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$829	$761
Provisions charged to operating expenses	120	1
Recoveries of loans previously charged-off
Commercial real estate	-	-
Commercial non-real estate	-	-
Residential real estate	5	-
Other consumer	-	-
Total recoveries	5	-
Loans charged-off:
Commercial real estate	-	-
Commercial non-real estate	-	-
Residential real estate	(25)	-
Other consumer	(16)	(7)
Total charged-off	(41)	(7)
Net charge-offs	(36)	(7)
Balance at end of period	$913	$755
Net charge-offs as a percentage of average loans outstanding	0.03%	0.01%
Allowance for loan losses as a percentage of period-end loans	0.78%	0.72%
Allowance for loan losses as a percentage of nonperforming loans	34.56%	325.43%

Index

Deposits
Total deposits at June 30, 2010 were $221.7 million, an increase of $10.30 million, or 4.9%, over total deposits of $211.4 million at December 31, 2009.  The outstanding balances by deposit classification at June 30, 2010 and 2009 are presented in the following table.

	At June 30,
	(Dollars in thousands)
	2010		2009
	Balance	Average Yield	Balance	Average Yield
Demand deposits:
Noninterest-bearing	$18,223		$17,511
Interest-bearing	7,540	0.38%	8,006	0.43%
Savings	64,407	1.14%	54,234	1.38%
Time deposits:
<$100,000	84,119	3.07%	80,961	3.96%
>$100,000	47,445	3.66%	45,769	3.82%
Total deposits	$221,734		$206,481

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

The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario.  At June 30, 2010, the Corporation’s simulation model indicated net interest income would increase 7.56% within the first year if rates increased as described above.  The model projected that net interest income would decrease by 3.08% in the first year if rates decreased as described above.

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

Additionally, the Bank has a $4 million federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank.  The Bank had no federal funds purchased under this line at June 30, 2010 or December 31, 2009.  The Bank also has established a line of credit and other credit facilities with the Federal Home Loan Bank, which are reliable sources for short and long-term funds.  Maximum borrowing capacity with the Federal Home Loan Bank is approximately $58 million.  In view of the primary and secondary sources as previously mentioned, management believes that the Corporation is capable of meeting its anticipated liquidity needs.

Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These commitments, at June 30, 2010 totaled $10.0 million.  This consisted of $2.6 million in tax-exempt loans, commercial real estate, construction, and land development loans, $6.3 million in home equity lines of credit, $750,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy
At June 30, 2010, stockholders’ equity totaled $46.5 million, an increase of 1.9% over stockholders’ equity of $45.6 million at December 31, 2009.  The increase in stockholders’ equity from December 31, 2009 to June 30, 2010 included an increase of $1.5 million in retained earnings and a net gain in accumulated other comprehensive income of $48,000 offset by a $648,000 increase in treasury stock.

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
	June 30, 2010	December 31, 2009	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Risk-based capital ratios:
Tier 1 Capital	31.2%	32.1%	4.0%	6.0%
Total Capital	31.8%	32.7%	8.0%	10.0%
Leveraged Capital	17.1%	17.5%	4.0%	5.0%

At June 30, 2010, the capital levels of the Bank met the definition of a “well capitalized” institution.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s exposure to market risk has not changed significantly since March 31, 2010.  The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.

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

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

During 2008 through 2010 the capital and credit markets experienced severe volatility and disruption. From the third quarter of 2008 through the second quarter of 2010, the volatility and disruption reached unprecedented levels.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions.  Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding

Index

companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts have unlimited deposit insurance from December 31, 2010 through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  This could have an adverse effect on our operations.

Please refer to Part 1, Item 1A, “Risk Factors,” of the Corporation’s Form 10-K for the year ended December 31, 2009 for additional disclosures regarding the risks and uncertainties related to the Corporation’s business.

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

Index

The Corporation repurchased Bancorp stock during the quarter as presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 through April 30, 2010	25	$260	-	NA
May 1 through May 31, 2010	1,145	256	20	NA
June 1 through June 30, 2010	726	263	-	NA
Total	1,896	$258	20	NA

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

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

NEFFS BANCORP, INC.

Date: August 16, 2010	/s/ John J. Remaley
John J. Remaley, President