Form 10-Q
period 2010-09-30
NEFFS BANCORP INC
filed 2010-11-15
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐    No  ☒

As of October 31, 2010, there were 180,715 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

INDEX

PART 1.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Condition (Unaudited) September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Income (Unaudited) Three months ended September 30, 2010 and September 30, 2009 Nine months ended September 30, 2010 and September 30, 2009	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) Nine months ended September 30, 2010 and September 30, 2009	5

	Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2010 and September 30, 2009	6

	Notes to the Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
Dollars in thousands, except share data	2010	2009
ASSETS

Cash and due from banks	$2,740	$2,187
Interest bearing deposits with banks	100	101
Federal funds sold	-	2,933
Securities available for sale	38,349	34,991
Securities held to maturity, fair value $107,454 in 2010;$97,538 in 2009	106,223	100,976

Loans	118,808	111,988
Less allowance for loan losses	(1,031)	(829)
Net loans	117,777	111,159

Premises and equipment, net	2,383	2,446
Other real estate owned	468	-
Restricted investments in bank stock	848	848
Other assets	2,968	2,536
Total assets	$271,856	$258,177

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits
Non-interest bearing	$17,855	$18,177
Interest bearing	205,838	193,214
Total deposits	223,693	211,391
Other liabilities	1,521	1,158
Total liabilities	225,214	212,549

Stockholders' Equity:
Common stock, $1 par value, authorized 2,500,000 shares; issued 200,000 shares; outstanding shares 2010 180,845; 2009 183,608	200	200
Paid-in capital	753	753
Retained earnings	50,153	48,255
Accumulated other comprehensive income	388	556
Treasury stock, at cost	(4,852)	(4,136)
Total stockholders' equity	46,642	45,628

Total liabilities and stockholders' equity	$271,856	$258,177

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$1,783	$1,717	$5,226	$5,010
Interest and dividends on investments:
Taxable	1,193	1,326	3,788	3,985
Exempt from federal income taxes	428	352	1,155	1,054
Interest on federal funds sold and other	3	-	4	4
Total interest income	3,407	3,395	10,173	10,053
Interest Expense
Deposits	1,215	1,373	3,700	4,174
Borrowings	-	2	-	2
Total interest expense	1,215	1,375	3,700	4,176
Net interest income	2,192	2,020	6,473	5,877
Provision for loan losses	154	60	274	61
Net interest income after Provision for loan losses	2,038	1,960	6,199	5,816
Other income:
Impairment accretion (loss) on securities	8	(537)	(617)	(537)
Portion of impairment loss (accretion) recognized in other comprehensive income (before tax)	(8)	-	503	-
Net impairment loss	-	(537)	(114)	(537)
Service charges on deposit accounts	30	34	82	88
Other service charges and fees	24	25	75	70
Security gains on called securities	-	10	9	10
Other income	10	7	32	34
Total other income	64	(461)	84	(335)
Other expenses:
Salaries and employee benefits	398	365	1,195	1,087
Occupancy	72	63	179	167
Furniture and equipment	65	68	198	205
Pennsylvania shares tax	118	118	353	347
FDIC expense	53	47	153	246
Other expenses	210	173	585	510
Total other expenses	916	834	2,663	2,562
Income before income taxes	1,186	665	3,620	2,919
Income tax expense	268	111	859	648
Net income	$918	$554	$2,761	$2,271
Per share data:
Earnings per share, basic	$5.07	$2.98	$15.15	$12.12
Weighted average common shares outstanding	180,999	185,983	182,192	187,341
Cash dividends declared per share	$2.75	$2.00	$4.75	$4.00

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended September 30, 2010 and September 30, 2009
(Unaudited)

Dollars in thousands, except per share data

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2008	$200	$753	$45,836	$442	$(2,702)	$44,529
Comprehensive Income:
Net income	-	-	2,271	-	-	2,271
Change in unrealized net gains
on securities available for sale,
net of tax	-	-	-	348	-	348
Total comprehensive income						2,619
Cash dividends declared on common
stock, $4.00 per share	-	-	(742)	-	-	(742)
Purchase of treasury stock (5,542 shares)	-	-	-	-	(1,408)	(1,408)

Balance, September 30, 2009	$200	$753	$47,365	$790	$(4,110)	$44,998

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2009	$200	$753	$48,255	$556	$(4,136)	$45,628
Comprehensive Income:
Net income	-	-	2,761	-	-	2,761
Change in unrealized net gain
on securities available for sale,
net of tax	-	-	-	163	-	163
Unrealized losses on OTTI securities held to maturity, net of tax				(331)		(331)
Total comprehensive income						2,924
Cash dividends declared on common
stock, $4.75 per share	-	-	(863)	-	-	(863)
Purchase of treasury stock (2,763 shares)	-	-	-	-	(716)	(716)

Balance, September 30, 2010	$200	$753	$50,153	$388	$(4,852)	$46,642

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,761	$2,271
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	164	166
Provision for loan losses	274	61
Net accretion of securities premiums/discounts	(238)	(530)
Impairment loss on securities	114	537
Security gains on called securities	(9)	(10)
Change in assets and liabilities:
Decrease (increase) in:
Accrued interest receivable	(219)	(302)
Pennsylvania shares tax	(118)	(115)
Other assets	(7)	151
Decrease in:
Accrued interest payable	(99)	(153)
Other liabilities	(35)	(1)
Net cash provided by operating activities	2,588	2,075
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits
with banks	1	9
Net decrease in federal funds sold	2,933	1,379
Purchase of securities available for sale	(11,220)	(5,352)
Proceeds from maturities/calls of securities available
for sale	8,026	7,547
Purchase of securities held to maturity	(54,093)	(43,700)
Proceeds from maturities/calls of securities held to
maturity	48,559	32,870
Net increase in investment in restricted bank stock	-	(31)
Net increase in loans	(7,360)	(8,767)
Purchases of premises and equipment	(101)	(275)
Net cash used by investing activities	(13,255)	(16,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,302	14,350
Net increase in short-term borrowings	-	1,725
Dividends paid	(366)	(375)
Purchase of treasury stock	(716)	(1,408)
Net cash provided by financing activities	11,220	14,292
Increase in cash and cash equivalents	553	47
Cash and cash equivalents:
Beginning	2,187	2,489
Ending	$2,740	$2,536
Supplementary Cash Flows Information
Interest Paid	$3,799	$4,329
Income Taxes Paid	$1,012	$500
Supplementary Non-Cash Flow Information
Transfer from loans to other real estate owned	$468	$-

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”).  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2010.  These statements should be read in conjunction with the financial statements and notes contained in the 2009 Annual Report to Shareholders.

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

Note 3.  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009

Change in unrealized net gains on securities available for sale	$(336)	$303	$247	$528
Change in unrealized losses on OTTI securities held to maturity	9	-	(502)	-
Tax effect	111	(103)	87	(180)

Other comprehensive income (loss), net of tax	$(216)	$200	$(168)	$348

Index

Note 4.  EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period.  The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

Note 5.  GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $714,000 of standby letters of credit as of September 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

Note 6.  SECURITIES

The amortized cost and fair values of securities are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$7	$-	$107
Mortgage-backed securities (Government agencies- residential)	36,869	1,456	(83)	38,242
	$36,969	$1,463	$(83)	$38,349
Securities Held to Maturity:
Obligations of U.S. Government agencies	$40,987	$589	$(162)	$41,414
Obligations of states and political subdivisions	60,767	2,466	(37)	63,196
Corporate securities	1,350	90	-	1,440
Collateralized debt obligations	2,385	-	(1,781)	604
Mortgage-backed securities (Government agencies- residential)	734	66	-	800
	$106,223	$3,211	$(1,980)	$107,454

Index

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$4	$-	$104
Mortgage-backed securities (Government agencies- residential)	33,758	1,144	(15)	34,887
	$33,858	$1,148	$(15)	$34,991
Securities Held to Maturity:
Obligations of U.S. Government agencies	$59,576	$231	$(2,832)	$56,975
Obligations of states and political subdivisions	36,257	1,340	(139)	37,458
Corporate securities	1,350	44	(5)	1,389
Collateralized debt obligations	2,955	-	(2,122)	833
Mortgage-backed securities (Government agencies- residential)	838	45	-	883
	$100,976	$1,660	$(5,098)	$97,538

The amortized cost and fair values of securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$1,255	$1,287
Due after one year through five years	100	107	6,951	7,249
Due after five years through ten years	-	-	12,928	13,468
Due after ten years	-	-	84,355	84,650
	100	107	105,489	106,654
Mortgage-backed securities	36,869	38,242	734	800
	$36,969	$38,349	$106,223	$107,454

There were no sales of securities during 2010 and 2009.

Securities with an amortized cost and fair value of approximately $12,000,000 and $12,747,000 at September 30, 2010 and $12,000,000 and $12,385,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

Index

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$10,614	$83	$-	$-	$10,614	$83
Securities Held to Maturity:
Obligations of U.S. Government agencies	5,776	56	5,256	106	11,032	162
Obligations of states and political subdivisions	3,127	37	-	-	3,127	37
Collateralized debt obligations	-	-	604	1,781	604	1,781
Total Temporarily Impaired Securities	$19,517	$176	$5,860	$1,887	$25,377	$2,063

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:	(In Thousands)
Securities Available for Sale:
Mortgage-backed securities	$981	$15	$-	$-	$981	$15
Securities Held to Maturity:
Obligations of U.S. Government agencies	39,065	2,379	9,672	453	48,737	2,832
Obligations of states and political subdivisions	5,422	137	297	2	5,719	139
Corporate securities	-	-	195	5	195	5
Collateralized debt obligations	-	-	832	2,122	832	2,122
Total Temporarily Impaired Securities	$45,468	$2,531	$10,996	$2,582	$56,464	$5,113

The Corporation had 43 and 107 securities in an unrealized loss position at September 30, 2010 and December 31, 2009, respectively.  The decline in fair value is due mainly to interest rate fluctuations.  Two securities were deemed to be other-than-temporarily impaired with no additional impairment charges this quarter, as discussed in Note 8.  As the Corporation does not intend to sell nor is it expected to be required to sell its investments until maturity or market price recovery no other securities were deemed to be other-than-temporarily impaired.

Note 7.  FAIR VALUE MEASUREMENTS

Below are estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009, as required by ASC Topic 820.  Such information is based on the requirements set forth in ASC Topic 820 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

Index

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
September 30, 2010
U. S. Treasury note available for sale	$107	$107	-	-
Mortgage-backed securities available for sale	$38,242	-	$38,242	-
December 31, 2009
U. S. Treasury note available for sale	$104	$104	-	-
Mortgage-backed securities available for sale	$34,887	-	$34,887	-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
September 30, 2010
Impaired trust preferred securities held to maturity	$428	-	-	$428
Impaired loans	$2,429	-	$2,249	-
Other real estate owned	$468	-	$468	-
December 31, 2009
Impaired trust preferred security held to maturity	$65	-	-	$65

Index

For the impaired held to maturity trust preferred securities the change in book value is as follows:

Impaired trust preferred securities held to maturity
(In Thousands)
Book/fair value of previously impaired held to maturity security at December 31, 2009	$65
Book value of currently impaired held to maturity security at December 31, 2009	990
Credit related impairment	(114)
Non-credit related impairment	(519)
Accretion of impaired securities	16
Principal payment on impaired securities	(10)
Book value of impaired securities at September 30, 2010	$428

Fair values of unimpaired securities held to maturity and securities available for sale are determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Impaired loans are considered impaired under the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 2 fair values based upon the lowest level of input that is significant to the fair value measurements.

Fair value of the foreclosed asset was based upon an independent third-party appraisal of the property less cost to sell.  This value was determined based on the sales prices of similar properties in the approximate geographic area.  This asset is included as Level 2 fair value based upon the lowest level of input that is significant to the fair value measurement.

The Corporation’s adoption of ASC Topic 820 applies to its financial instruments required to be reported at fair value.  Except for the foreclosed asset, the Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with ASC Topic 820.

At September 30, 2010 we own four collateralized debt obligation securities totaling $2,385,000 book value and $604,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  These securities are included in corporate held to maturity securities.  The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.  The Corporation analyzed the cash flow characteristics of these securities and determined that two securities are other-than-temporarily impaired with no additional impairment charges in the third quarter of 2010, as discussed in Note 8.

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

Index

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

The estimated fair values of the Corporation’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$2,840	$2,840	$2,288	$2,288
Federal funds sold	-	-	2,933	2,933
Securities available for sale	38,349	38,349	34,991	34,991
Securities held to maturity	106,223	107,454	100,976	97,538
Loans, net	117,777	122,932	111,159	114,291
Accrued interest receivable	1,830	1,830	1,611	1,611

Financial liabilities:
Deposits	223,693	227,631	211,391	214,651
Accrued interest payable	948	948	1,047	1,047

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

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

There are two other-than-temporary impaired securities with no additional impairment charges recognized by the Corporation during the third quarter of 2010.  There was one security deemed to be other-than-temporarily impaired for the third quarter of 2009.  Based on several factors including credit ratings, principal coverage tests, break in yield analysis, and cash flow forecasts, management expects to recover the remaining amortized cost of these securities.  A break in yield for a given tranche of a collateralized debt obligation (investment) means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment).  In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche.  Based on this analysis and because the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell before its recovery of amortized cost basis, which may be at maturity, and, for investments within the scope of ASC 325, the Corporation determined that there was no adverse change in the cash flows as viewed by a market participant.  Therefore, the Corporation does not consider the investments in the trust preferred assets to have additional other-than-temporarily impairment at September 30, 2010.  However, there is a risk that such reviews could result in recognition of additional other-than-temporary impairment charges in the future.

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
▪	the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2010,
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

4.	Original face purchased, current book value (as of September 30, 2010), purchase date, and purchase price were used to produce the calculations.
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

As of September 30, 2010, management does not believe any unrealized loss in its other debt securities represents an other-than-temporary impairment.  The unrealized losses at September 30, 2010 were primarily interest rate-related.

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

Index

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later.  This is not expected to have a significant impact on the Corporation’s financial statements.

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

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Corporation’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Corporation’s financial statements.

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

Index

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, and considerations of other-than-temporary impairment of investments.  Additional information is contained in this discussion and analysis under the paragraphs titled “Provision for Loan Losses,” “Loan and Asset Quality and Allowance for Loan Losses,” and “Securities.”

OVERVIEW
Net income for the third quarter of 2010 increased 65.7% to $918,000 as compared to $554,000 for the third quarter of 2009.  The increase in net income is due in part to the security impairment loss in the third quarter of 2009.  Net income per common share increased 70.1% to $5.07 per share from $2.98 per share in the third quarter a year ago.  This increase is due mainly to an increase in net income and a decrease in shares outstanding.  At September 30, 2010, the Corporation had total assets of $271.9 million, total loans of $118.8 million, and total deposits of $223.7 million.

Net income for the first nine months of 2010 increased 21.6% to $2.8 million as compared to $2.3 million for the same period of 2009.  The increase in net income is due mainly to an increase in net interest income and decrease in security impairment losses.  Net income per common share increased 25.0% to $15.15 per share from $12.12 per share from the first three quarters of 2010 to the same period of 2009.  This increase is due mainly to an increase in net income and a decrease in outstanding shares.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates
Interest earning assets averaged $256.3 million for the third quarter of 2010 as compared to $247.3 million for the same period in 2009.  The growth in interest earning assets was mainly the result of an increase of $11.2 million in average total loans and an increase of $2.3 million in average investments.  Average interest-bearing liabilities increased from $191.0 million during the third quarter of 2009 to $206.3 million during the third quarter of 2010.  The increase in average interest bearing liabilities was due mainly to increases in savings and time deposits of $9.9 million and $4.2 million, respectively.  This increase in deposits is due in part to the transfer of funds from investment accounts to deposit accounts due to current market conditions.

The average yield on earning assets was 5.3% for the third quarter of 2010 as compared to 5.5% for the same quarter in 2009.  The average rate paid on interest-bearing liabilities was 2.5% for the third quarter of 2010 and 2.9% for the third quarter of 2009.  This was the result of the decreasing interest rate environment.

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

Index

Interest income for the third quarter of 2010 increased by $12,000 or 0.4% over the third quarter of 2009 due mainly to an increase in loans and securities.  Interest expense for the third quarter of 2010 decreased by $160,000 or 11.6%, as compared to the third quarter of 2009.  The decrease was due mainly to decreases in deposit rates offset by increases in deposits.

Net interest income increased by $172,000 or 8.5% to $2.2 million for the third quarter of 2010 as compared to $2.0 million for the third quarter of 2009.  This increase resulted from an increasing net spread between yields on average assets and average rate paid.

For the nine months ended September 30, 2010, interest income increased by $120,000 or 1.2% over the same period in 2009.  The increase for the first nine months was mostly related to the increase in loans and securities.  Interest earning assets for the first nine months of 2010 averaged $252.5 million versus $240.0 million for the comparable period in 2009.  The yield on those assets was 5.4% for the first nine months of 2010 and 5.6% for the same period of 2009.

Interest expense for the first nine months of 2010 decreased $476,000 or 11.4% as compared to the first nine months of 2009.  The level of average interest-bearing liabilities increased to $201.8 million for the three quarters of 2010 from $185.2 million for the same period of 2009.  The average rate paid for the period was 2.4% and 3.0%, respectively.

Net interest income for the first nine months of 2010 increased by $596,000 or 10.1% over the same period in 2009.  The Corporation’s net interest margin increased to 3.4% for the nine months ended September 30, 2010 from 3.3% for the same period last year.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets.

Net interest margin for the third quarter of 2010 was 3.4% compared to 3.3% for the third quarter of 2009.  During the third quarter of 2010, the yield on earning assets was 5.3%, a 20 basis point decrease over the 5.5% reported in the third quarter of 2009.  The average rate paid on interest-bearing deposits decreased to 2.4% as compared to 2.9% for the third quarter of 2009.

Provision for Loan Losses
Provision for loan losses increased from $60,000 for the third quarter of 2009 to $154,000 for the third quarter of 2010.  The increase is due mainly to increases in loan volume, non-performing loans, and qualitative factors affecting the allowance as a result of the quarterly review.

For the nine months ending September 30, 2010, provision for loan losses increased to $274,000 compared to $61,000 in the same period of 2009.  The increase is due mainly to increases in loan volume, non-performing loans, and qualitative factors affecting the allowance as a result of the quarterly review.

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

Non-interest Income
Non-interest income for the third quarter of 2010 increased to $64,000 from a loss of $461,000 the same period in 2009.  The increase was due to impairment losses on securities in 2009.  Non-interest income for the first three quarters of 2010 increased to $84,000 from a loss of $335,000 in the same period in 2009.  This increase was attributable to a decrease in impairment charges on securities.

Non-interest Expense
For the third quarter of 2010, non-interest expenses increased by $82,000 or 9.8% to $916,000 compared to $834,000 over the same period in 2009.  The increase was due mainly to increases in other expenses and salaries and employee benefits expense.

Salaries and employee benefits, which represent the largest component of non-interest expenses, increased by $33,000 or 9.0%, for the third quarter of 2010.  This increase was due mainly to an increase in employee salaries.

Index

Occupancy expense for the third quarter of 2010 increased by $9,000 or 14.3% as compared to the third quarter of 2009.  This increase was mainly due to an increase in utilities expense.

Furniture and equipment expense decreased $3,000 or 4.4% to $65,000 for the third quarter of 2010 over the same period of 2009.

Pennsylvania shares tax remained at $118,000 for the third quarters of 2010 and 2009.

FDIC expense increased $6,000, or 12.8%, to $53,000 for the third quarter of 2010 over the third quarter of 2009.  This increase is due to an increase in deposits and an increase in the assessment rates.

Other expenses increased by $37,000, or 21.4%, to $210,000 in the third quarter of 2010 from the same period in 2009.  This increase is due mainly to third party consulting fees and expenses from other real estate owned in 2010.

Total non-interest expense was $2.7 million for the first nine months of 2010 compared to $2.6 million for the same period of 2009.

Salaries and employee benefits, which represent the largest component, 44.9%, of non-interest expenses, increased by $108,000 or 9.9% over the first nine months of 2009.  This increase was due mainly to an increase in employee salaries.

Occupancy expense for the first nine months of 2010 increased by $12,000 or 7.2% as compared to the first nine months of 2009.

Furniture and equipment expense decreased by $7,000 or 3.4% to $198,000 for the first three quarters of 2010 as compared to 2009.

Pennsylvania shares tax increased by $6,000 or 1.7% for the first nine months of 2010 from the same period in 2009.  This increase was mainly due to continued capital growth.

FDIC expense decreased $93,000 or 37.8% to $153,000 for the first nine months of 2010 over the same period of 2010.  This decrease is due to the special assessment paid in 2009.

Other expenses increased by $75,000 or 14.7% for the first nine months of 2010 over the same period of 2009 due mainly to third party consulting fees and expenses from other real estate owned in 2010.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets.  The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets.  This ratio equaled 1.3% and 2.0% for the three months ended September 30, 2010 and 2009, respectively.  The overhead expense ratio equaled 1.2% for the first nine months of 2010 and 1.5% for the same period in 2009.

Another productivity measure is the operating efficiency ratio.  This ratio expresses the relationship of non-interest expense (excluding foreclosed real estate expenses) to net interest income plus non-interest income (excluding non-recurring gains).  For the quarter ended September 30, 2010, the operating efficiency ratio was 40.6% compared to 53.5% for the same period in 2009.  For the nine months ended September 30, 2010, this ratio was 39.9% compared to 46.2% for the nine months ended September 30, 2009.  This decrease is due mainly to the increases in net interest income and other income.

Provision for Federal Income Taxes
The provision for federal income taxes was $268,000 for the third quarter of 2010 compared to $111,000 for this same period in 2009.  For the first nine months the provision was $859,000 and $648,000 for 2010 and 2009, respectively.  The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 22.6% for the third quarter of 2010 and 16.7% for the same period in 2009.  The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation.  The effective tax rate and provision for Federal income taxes increased due to the increase in pre-tax income while tax-exempt income declined.

Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets.  The Corporation’s annualized ROA for the third quarter of 2010 was 1.3% compared to 0.9% for the third quarter of 2009 and 1.4% for the first three quarters of 2010 compared to 1.2% for the same period in 2009.  The increase in ROA was mainly due to the increase in net income period to period.

Index

Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders.  ROE is calculated by dividing net income by average stockholders’ equity.  For purposes of calculating ROE, average stockholder’s equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale and other-than-temporary impaired securities held to maturity.  The annualized ROE for the third quarter of 2010 and 2009 is 7.9% and 4.9%, respectively.  The annualized ROE for the nine months of 2010 increased to 8.0% from 6.7% in the same period of 2009.  This increase is due mainly to the increase in net income in 2010 over 2009 for the respective periods.

FINANCIAL CONDITION

Securities
Securities available for sale increased $3.4 million to $38.3 million as of September 30, 2010, from $35.0 million at December 31, 2009.

The securities available for sale portfolio had an unrealized gain of $911,000, net of taxes at the end of the third quarter of 2010, compared to an unrealized gain of $748,000, net of taxes, at December 31, 2009.  This increase was mainly due to continued decrease in interest rates.

During the first nine months of 2010, the securities held to maturity portfolio increased $5.2 million to $106.2 million from $101.0 million at December 31, 2009, primarily due to the deployment of funds from increased deposits.

There are 43 debt securities in unrealized loss positions; however, the Corporation does not intend to sell nor be required to sell these securities.  Two securities were deemed to be other-than-temporarily impaired at September 30, 2010 however there were no additional impairment charges recognized in the third quarter of 2010.

Net Loans Receivable
During the first three quarters of 2010, net loans receivable increased by $6.6 million from $111.2 million at December 31, 2009 to $117.8 million at September 30, 2010.  This increase is due to increased loan demand and an additional loan officer.  Net loans receivable represented 52.7% of total deposits and 43.1% of total assets at September 30, 2010 as compared to 52.6% and 43.1%, respectively, at December 31, 2009.

Loan and Asset Quality and Allowance for Loan Losses
Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $2,889,000 at September 30, 2010 as compared to $202,000 at December 31, 2009.  The increase in non-performing loans is due mainly to the increase in delinquencies and loan relationships downgraded due to credit concerns.  Non-accruing loans include $2,429,000 in commercial real estate loans and $23,000 in a residential real estate loan.  Accruing loans past 90 days or more delinquent include $379,000 in commercial real estate loans, $37,000 in consumer home equity loans, and $21,000 in other consumer loans.  Generally these loans are well collateralized therefore management does not expect to incur material losses due to the increase in nonperforming loans or overall increase in the loan portfolio.  In addition, management believes the allowance for loan loss is sufficient to cover any such losses.  Total non-performing loans may increase in the future.  The Corporation held $468,000 in foreclosed real estate as of September 30, 2010 and no foreclosed real estate as of December 31, 2009.  Management does not expect significant losses from foreclosed real estate.  The Corporation had no restructured loans at September 30, 2010 and December 31, 2009.

Index

The following summary table presents information regarding non-performing loans and assets as of September 30, 2010 and December 31, 2009:

Nonperforming Loans and Assets
(Dollars in Thousands)

	September 30, 2010	December 31, 2009
Non-accruing loans	$2,452	$-
Accruing loans past 90 days or more	437	202
Total nonperforming loans	2,889	202
Foreclosed real estate/repossessed assets	468	-
Total nonperforming assets	$3,357	$202

Nonperforming loans to total loans	2.43%	0.18%
Nonperforming assets to total assets	1.23%	0.08%

The allowance for loan loss increased from $829,000 at December 31, 2009 to $1,031,000 at September 31, 2010 due to the increase in the provision for loan losses.  The increase is due mainly to increases in loan volume, non-performing loans, and qualitative factors affecting the allowance as a result of the quarterly review.

The following table sets forth the Corporation’s provision and allowance for loan losses.

Allowance for Loan Losses
(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$829	$761
Provisions charged to operating expenses	274	61
Recoveries of loans previously charged-off
Commercial real estate	-	-
Commercial non-real estate	-	-
Residential real estate	-	-
Other consumer	5	-
Total recoveries	5	-
Loans charged-off:
Commercial real estate	(23)	-
Commercial non-real estate	-	-
Residential real estate	(39)	-
Other consumer	(15)	(14)
Total charged-off	(77)	(14)
Net charge-offs	(72)	(14)
Balance at end of period	$1,031	$808
Net charge-offs as a percentage of average
loans outstanding	0.06%	0.01%
Allowance for loan losses as a percentage of
period-end loans	0.87%	0.74%
Allowance for loan losses as a percentage of
nonperforming loans	35.69%	132.46%

Index

Deposits
Total deposits at September 30, 2010 were $223.7 million, an increase of $12.3 million, or 5.8%, over total deposits of $211.4 million at December 31, 2009.  The outstanding balances by deposit classification at September 30, 2010 and 2009 are presented in the following table.

	At September 30,
	(Dollars in thousands)
	2010		2009
	Balance	Average Yield	Balance	Average Yield
Demand deposits:
Noninterest-bearing	$17,855		$17,326
Interest-bearing	7,217	0.34%	6,960	0.44%
Savings	64,760	0.95%	56,608	1.33%
Time deposits:
<$100,000	86,147	2.86%	81,194	3.57%
>$100,000	47,714	3.70%	45,200	3.96%
Total deposits	$223,693		$207,288

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

The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario.  At September 30, 2010, the Corporation’s simulation model indicated net interest income would increase 6.53% within the first year if rates increased as described above.  The model projected that net interest income would decrease by 5.67% in the first year if rates decreased as described above.

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

Additionally, the Bank has a $4 million federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank.  The Bank had no federal funds purchased under this line at September 30, 2010 or December 31, 2009.  The Bank also has established a line of credit and other credit facilities with the Federal Home Loan Bank, which are reliable sources for short and long-term funds.  Maximum borrowing capacity with the Federal Home Loan Bank is approximately $59 million.  In view of the primary and secondary sources as previously mentioned, management believes that the Corporation is capable of meeting its anticipated liquidity needs.

Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These commitments, at September 30, 2010 totaled $12.1 million.  This consisted of $4.6 million in tax-exempt loans, commercial real estate, construction, and land development loans, $6.5 million in home equity lines of credit, $714,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy
At September 30, 2010, stockholders’ equity totaled $46.6 million, an increase of 2.2% over stockholders’ equity of $45.6 million at December 31, 2009.  The increase in stockholders’ equity from December 31, 2009 to September 30, 2010 included an increase of $1.9 million in retained earnings offset by a net loss in accumulated other comprehensive income of $168,000 and a $716,000 increase in treasury stock.

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

	September 30, 2010	December 31, 2009	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Risk-based capital ratios:
Tier 1 Capital	31.0%	32.1%	4.0%	6.0%
Total Capital	31.7%	32.7%	8.0%	10.0%
Leveraged Capital	16.8%	17.5%	4.0%	5.0%

At September 30, 2010, the capital levels of the Bank met the definition of a “well capitalized” institution.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed significantly since June 30, 2010.  The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.

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

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
During 2008 through 2010 the capital and credit markets experienced severe volatility and disruption. From the third quarter of 2008 through the third quarter of 2010, the volatility and disruption reached unprecedented levels.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions.  Although to date we have not suffered liquidity problems, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.  Until the various regulations to be implemented have been formulated, we cannot estimate their impact on our business.

Index

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

Index

The Corporation repurchased Bancorp stock during the quarter as presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 through July 31, 2010	25	$270	-	NA
August 1 through August 31, 2010	175	270	-	NA
September 1 through September 30, 2010	50	270	-	NA
Total	250	$270	-	NA

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

3(i)
Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) to the Form 10 filed with the Commission on April 27, 2001, as amended on September 29, 2001 and July 20, 2001.)

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

NEFFS BANCORP, INC.

Date: November 15, 2010	/s/ John J. Remaley
John J. Remaley, President