Form 10-K/A
period 2009-12-31
NEFFS BANCORP INC
filed 2011-01-11
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

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

Explanatory Note

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of March 25, 2010, the date the Corporation filed the original Form 10-K with the SEC.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the original Form 10-K, other than this amendment.

This Form 10-K/A is filed solely to provide an amendment to the signature page included in the Form 10-K filed on March 25, 2010.  All other information contained in the original filed Form 10-K is unchanged and may be reviewed under the filing made on March 25, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Neffs Bancorp, Inc

Date: January 11, 2011	By:	/s/ John J. Remaley
John J. Remaley
President and Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John J. Remaley
John J. Remaley	President, Chief Executive Officer and Director	January 11, 2011
/s/Kevin A. Schmidt
Kevin A. Schmidt	Vice President, Director and Principal Accounting Officer	January 11, 2011
/s/Robert B. Heintzelman
Robert B. Heintzelman	Director	January 11, 2011
/s/Mary Ann Wagner	Director
Mary Ann Wagner		January 11, 2011
/s/John F. Simock
John F. Simock	Director	January 11, 2011
/s/John F. Sharkey, Jr.
John F. Sharkey, Jr.	Director	January 11, 2011
/s/Duane A. Schleicher
Duane A. Schleicher	Director	January 11, 2011
/s/Dean H. Snyder
Dean H. Snyder	Director	January 11, 2011