Form 10-K
period 2010-12-31
NEFFS BANCORP INC
filed 2011-03-31
CIK 797838

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2010.

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

Commission File # 0-32605

NEFFS BANCORP, INC.
(Exact name of registrant as in its charter)

Pennsylvania	23-2400383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
Yes ☐                      No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is $37,235,680 as of June 30, 2010(1).

The number of shares of the Issuer’s common stock, par value is $1.00 per share, outstanding as of March 28, 2011 was 178,430.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference from the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2010 (the “Annual Report”).  Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(1)  The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on June 30, 2010.  The information provided shall in no way be construed as an admission that the officers, directors, or 10% stockholders in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed.  The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

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

General
The Corporation is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  The Corporation was incorporated on March 24, 1986 and became an active bank holding company on October 31, 1986.  The Corporation owns all of the outstanding stock of The Neffs National Bank (the “Bank”).

As of December 31, 2010, the Corporation had approximately $278 million in assets, $231 million in deposits, $121 million in net loans and $47 million in stockholders’ equity.  The Bank is a member of the Federal Reserve Bank (“FRB”) and the Bank’s deposits are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the fullest extent permitted by law.

The Corporation’s principal executive office is located at 5629 Route 873, Neffs, Pennsylvania, 18065 and its telephone number is 610-767-3875.

As of December 31, 2010 the Corporation had 33 employees, of which 29 were full-time employees.  Management believes the Corporation’s working relationship with its employees is good.

The Bank is organized under the laws of the United States and headquartered in Neffs, Pennsylvania and has one location.  The Bank was incorporated in 1923 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of Currency.  The FDIC insures deposit accounts to the maximum extent provided by laws.

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

On March 17, 2010, the Corporation’s Board of Directors approved a plan to deregister the Corporation’s common stock under the Securities Exchange Act of 1934, as amended, and therefore end the Corporation’s obligation to file reports with the Securities and Exchange Commission (the “SEC”).  The plan will be accomplished through a merger transaction with an interim corporation to be established by the Corporation, together with a share reclassification, as discussed below.  As a result of the merger of the to-be-formed interim corporation into the Corporation and the share reclassification, the following would occur:

●	Shareholders of record owning 25 or fewer shares of common stock of the Corporation will receive $286 in cash for each share held;

●
Shareholders of record owning more than 25 but fewer than 101 shares of common stock of the Corporation will have the option of choosing between $286 in cash per share or receipt of shares of a proposed new class of preferred stock of the Corporation called “Series A Preferred Stock” on a share for share basis; and

●	Shareholders of record owning 101 or more shares of common stock of the Corporation will retain their shares without change.

The Series A Preferred Stock will have priority as to the payment of cash dividends relative to the common stock, and will convert to common on a share for share basis in the event of a change in control of the Corporation.  The Series A Preferred Stock generally will not have voting rights.

The proposed transaction is subject to shareholder approval.  The Corporation expects to present the proposal for approval by shareholders at the Corporation’s annual meeting of shareholders currently anticipated to be held in June 2011.

Market Area
The Bank’s primary market area is Neffs, Pennsylvania, which is the location of its main office, and the immediate surrounding area, which include the cities of Schnecksville and Slatington, Pennsylvania.  The primary market area is small, but growing and relatively affluent.  According to SNL Financial, the estimated population is projected to grow at an annual rate of 0.9% from 2010 through 2015 compared to 1.0% for the Commonwealth of Pennsylvania and 0.8% for the entire United States.  The median income for the primary market area is $66,745 compared to $52,723 for the Commonwealth of Pennsylvania and $54,442 for the entire United States.

The extended service area includes the nearby portions of the Lehigh Valley (which includes Lehigh and Northhampton counties, Pennsylvania) and Carbon County, Pennsylvania.  The Lehigh Valley is a commercial hub that benefits from its access to New York City and Philadelphia along major interstate highways.  Carbon County is a much smaller, rural county with a small employment base.  In 2010, the Lehigh Valley had an estimated population of 646,222, and is projected to grow at an annual rate of 0.9% through 2015.  Carbon County had an estimated population of 63,859 and is projected to grow at an annual rate of 0.7% through 2015.  The median household income for 2010 for the Lehigh Valley and Carbon County was estimated at $58,554 and $44,833, respectively.

According to the Bureau of Labor Statistics of the U.S. Department of Labor, the unemployment rates for Lehigh, Northhampton and Carbon Counties were 9.2%, 8.9% and 11.1% as of December 2009, respectively, compared to 8.6%, 8.7% and 10.1% as of December 2010, respectively. This compares to 8.1% for the entire Commonwealth of Pennsylvania and 9.4% for the United States as a whole, each as of December 2010.

The market areas include a broad range of employers where no specific employer or industry dominates employment.  However, major private employers include the Lehigh Valley Hospital and Health Network, St. Luke’s Hospital, Air Products & Chemicals, PPL Corporation, B. Braun, Lehigh University, Guardian Life Insurance Co. of America and Mack Trucks.

Retail and Commercial Banking Activities
The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts, regular savings accounts, interest checking accounts, overdraft checking protection, fixed rate certificates of deposits, individual retirement accounts, club accounts and safe deposit facilities.  Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles) and home equity loans.  The Bank also offers construction loans and permanent mortgage loans for homes.

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

The Bank’s legal lending limit to a single borrower (approximately $7,100,000 as of December 31, 2010) enables it to compete effectively for the business of smaller companies.

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

Under the Change in Bank Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least 60 days prior written notice to the OCC.  Under this Act and the regulations promulgated there under, control of the Bank is generally presumed to be the power to vote 10% or more of the common stock.  The OCC is empowered to disapprove any such acquisition of control.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions.  The Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator, rather than the Consumer Financial Protection Bureau.

In addition, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of stricter capital requirements on bank holding companies of greater than $500 million in consolidated assets, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet fully be assessed.  However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Corporation and Bank.

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

The Corporation’s Allowance for Loan Losses May Be Insufficient
The Corporation’s financial condition and results of operations could be adversely affected if the allowance for loan losses is not sufficient to absorb actual losses or if the Bank is required to increase the allowance.  Despite underwriting criteria, the Bank may experience loan delinquencies and losses.  In order to absorb losses associated with nonperforming loans, the allowance for loan losses is based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Determination of the allowance inherently involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends, all of which may undergo material changes.  At any time there are likely to be loans in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits.  The Bank cannot be sure that all deteriorating credits are identified before they become nonperforming assets or that losses will be able to be limited on those loans that are identified.  The Bank may be required to increase the allowance for loan losses for any of several reasons.  Federal regulators, in reviewing the loan portfolio as part of a regulatory examination, may request that an increase be made to the allowance for loan losses.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance.  In addition, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need additional increases in the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may materially affect the results of operations in the period in which the allowance is increased.

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

The Corporation Continually Encounters Technological Change
Failure to implement new technologies for operations may adversely affect growth or profits.  The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking.  The ability to compete successfully in markets may depend on the ability to exploit such technological changes.  However management may not be able to properly or timely anticipate or implement such technologies or properly train employees to use such technologies.  Any failure to adapt to new technologies could adversely affect the financial condition or operating results of the Corporation.

The Corporation’s Ability to Pay Dividends Depends Primarily on Dividends From Its Banking Subsidiary, Which Is Subject to Regulatory Limits.
The Corporation is a bank holding company and a majority of its operations are conducted by its subsidiary, The Neffs National Bank. The Corporation’s ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

Main Office
The main office of Neffs Bancorp, Inc. and The Neffs National Bank is located at 5629 PA Route 873, North Whitehall Township, Neffs, PA 18065.  The Bank owns and occupies a 12,475 square feet building, containing a banking floor, lobby, administrative offices, lending offices, operations center, and executive offices.  During 2001, the Bank completed construction of two additional lanes, for a total of five lanes, to its drive thru facility located adjacent to the main building.  The Bank also owns a vacant lot behind the headquarters.  Situated on the lot are a baseball field, basketball court and playground facility, all of which are available for use by the public.

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

Item 4.  [Removed and Reserved]

Part II.

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Corporation’s common stock is currently quoted on the over the counter bulletin board (“Pink Sheet”) under the trading symbol NEFB.  The Corporation’s common stock is traded over-the-counter from time to time, primarily in the Corporation’s geographic service area, through several local market makers.

The following table sets forth the prices at which common stock has traded during the last two fiscal years as reported on the Pink Sheet.  As of December 31, 2010, there were approximately 629 holders of record of the Corporation’s common stock.

	Sales Prices
Quarter Ended:	High	Low
March 31, 2010	$255.00	$255.00
June 30, 2010	265.00	230.00
September 30, 2010	270.00	265.00
December 31, 2010	266.00	237.25

March 31, 2009	$265.00	$190.00
June 30, 2009	265.00	228.00
September 30, 2009	324.00	255.00
December 31, 2009	265.00	249.00

The Corporation purchased 4,148 shares at a weighted average of $259 per share during 2010 and 5,642 shares at a weighted average of $254 per share during 2009.  Purchases during the fourth quarter of 2010 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 through October 31, 2010	130	$262	30	N/A
November 1 through November 30, 2010	1,190	260	-	N/A
December 1 through December 31, 2010	65	256	15	N/A
Total	1,385	$260	45	N/A

Dividends and Dividend History
The Corporation has historically distributed to stockholders a dividend on May 15th and November 15th of each year.  In 2010 a dividend of $2.00 per share was paid to stockholders on May 15 and a dividend of $2.75 per share was paid on November 15.  In 2009 a dividend of $2.00 per share was paid to stockholders on May 15 and November 15.

The holders of common stock of the Corporation are entitled to receive dividends as may be declared by the Board of Directors with respect to the common stock out of funds of the Corporation. While the Corporation is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Corporation to pay dividends to the holders of its common stock depends to a large extent upon the amount of dividends paid by the Bank to the Corporation.

The ability of the Bank to pay dividends to the Corporation depends on the earnings and the financial condition of the Bank.  The Corporation’s ability to pay dividends will be subject to the prior payment by the Corporation of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.

Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval.  Also see Note 12 of the Notes to the Consolidated Financial Statements for additional dividend restriction disclosure.

The Corporation currently does not maintain any equity compensation plans.

Item 6.  Selected Financial Data
The information under the caption “Selected Financial Data” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

Item 8.  Financial Statements and Supplementary Data
The financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon their evaluation of those controls and procedures as of December 31, 2010, the principal executive officer and principal financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting
The Corporation made no changes in its internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Neffs Bancorp, Inc., through its Audit Committee, provides oversight to management conduct of the financial reporting process.  The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants.  The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

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

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Corporation’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Corporation to provide only management’s report in this annual report.

/s/ John J. Remaley	/s/ Kevin A. Schmidt
President and CEO	Principal Financial Officer and Principal Accounting Officer

Item 9B.  Other Information
None.

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance
The information under the captions “Governance of the Corporation,” “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2011 Annual Meeting of Shareholders scheduled.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank, including the Chief Executive Officer and senior financial officers.  A copy of the Code of Ethics was filed as Exhibit 14 to the Form 10-K of the registrant filed April 1, 2002.  A request for the Corporation’s Code of Ethics can be made in either writing to David C. Matulevich, Neffs Bancorp, Inc., 5629 Route 873, P.O. Box 10, Neffs, PA   18065-0010 or by telephone to 610-767-3875.

Item 11.  Executive Compensation
The information under the caption “Executive Compensation” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2011 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2011 Annual Meeting of Shareholders.

The Corporation currently does not maintain any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Transactions with Directors and Executive Officers” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2011 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services
The information under the caption “Report of the Audit Committee” is incorporated here by reference to Neffs Bancorp, Inc.’s proxy statement for its 2011 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

No.	Description
(a) (1)	Financial Statements are incorporated by reference from the 2010 Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)
(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

3 (i)	Amended and Restated Articles of Incorporation of Neffs Bancorp, Inc. (Filed as Exhibit 3(i) of the Registration Statement on Form 10 dated and as filed with Commission on April 27, 2001.)

3 (ii)	Amended and Restated Bylaws of Neffs Bancorp, Inc. (Filed as Exhibit 99.1 of the Current Report on Form 8-K dated and as filed with the Commission on February 27, 2002.)

11	Statement re: computation of per share earnings. See Consolidated Statements of Income and Note 1 to the Consolidated Financial Statements included in the Annual Report set forth as Exhibit 13 hereto.

13	Excerpts from Neffs Bancorp, Inc. Annual Report to Stockholders.

14	Code of Ethics (Filed as Exhibit 14 to the Form 10-K of the registrant filed on April 1, 2002.)

21	Subsidiary of the Registrant (Filed as Exhibit 21 to the Form 10-K of the registrant filed on April 1, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits required by item 601 of Regulation SK.
See Item 15(a) (3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Neffs Bancorp, Inc.

Date: March 31, 2011	By:	/s/ John J. Remaley
John J. Remaley President and Chief Executive Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Remaley
John J. Remaley	President, Chief Executive Officer and Director	March 31, 2011

/s/Kevin A. Schmidt
Kevin A. Schmidt	Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

/s/Robert B. Heintzelman
Robert B. Heintzelman	Director	March 31, 2011

/s/Mary Ann Wagner
Mary Ann Wagner	Director	March 31, 2011

/s/John F. Simock
John F. Simock	Director	March 31, 2011

/s/John F. Sharkey, Jr.
John F. Sharkey, Jr.	Director	March 31, 2011

/s/Duane A. Schleicher
Duane A. Schleicher	Director	March 31, 2011

/s/Dean H. Snyder
Dean H. Snyder	Director	March 31, 2011