Form 10-K/A
period 2010-12-31
NEFFS BANCORP INC
filed 2011-04-27
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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

None.

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

NEFFS BANCORP, INC.
FORM 10-K/A TABLE OF CONTENTS

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors consists of eight members. Our directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors are elected.

The table below sets forth certain information, as of December 31, 2010, regarding members of our Board of Directors. Except as indicated herein, there are no arrangements or understandings between the directors and any other person pursuant to which such directors were selected.

The Board also believes the individuals who are directors possess the required experience, qualifications and skills to continue as members of the Board of Directors. With respect to directors, the following biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director.  Each director is also a director of The Neffs National Bank.

Name and Age	Director Since	Principal Occupation for the Past Five years and Positions Held with Neffs Bancorp, Inc. and Subsidiaries

DIRECTORS WITH TERMS EXPIRING IN 2011 – CLASS A DIRECTORS

John J. Remaley, 75	1986
Mr. Remaley serves as President and Chief Executive Officer of Neffs Bancorp, Inc. having been elected in 1986, and Chairman of the Board of The Neffs National Bank, elected in July 2009.  Employed by The Neffs National Bank in 1953, he retired as Chief Executive Officer in 1995 and served as President from 1983 to July 2009.  He has served on the boards of directors of several not-for-profit organizations.  Mr. Remaley brings over 50 years of experience in community banking and in dealing with the local community.

John F. Sharkey, Jr., 55	2005
Mr. Sharkey was appointed as a director of Neffs Bancorp, Inc. and The Neffs National Bank in 2005, and elected to both boards in 2008.  Mr. Sharkey is a senior partner in the accounting firm of Concannon, Miller & Co., located in Allentown, Pennsylvania.  Mr. Sharkey provides financial and accounting expertise to the Board.

Dean H. Snyder, 59	2009
Mr. Snyder was appointed as a director of The Neffs National Bank and its parent organization, Neffs Bancorp, Inc. in September 2009.  He is a retired teacher of Northampton High School.  Mr. Snyder is a major shareholder who is well known in the community and provides an understanding of the local economy.

CONTINUING DIRECTORS WITH TERMS EXPIRING IN 2012 – CLASS B DIRECTORS

Robert B. Heintzelman, 52	1999
Mr. Heintzelman was elected to the Boards of The Neffs National Bank and Neffs Bancorp, Inc. in 1999.  Mr. Heintzelman and his family are the owners of the Heintzelman Funeral Home, Inc., with locations in Schnecksville and Hellertown, Pennsylvania. He and his brother own and operate Lehigh Valley Crematory Services, Inc. in Hellertown.  Mr. Heintzelman is also a franchise restaurant co-owner of Dickey’s Barbecue Pit in Bethlehem.  Mr. Heintzelman brings significant experience with respect to the management and ownership of small businesses, such as those which are part of the Bank’s customer base.

Kevin A. Schmidt, 49	2004
Mr. Schmidt, associated with The Neffs National Bank since 1994, serves as President and Chief Executive Officer.  He was elected to the Boards of Neffs Bancorp, Inc. and The Neffs National Bank in 2004, and serves as Vice President of Neffs Bancorp, Inc.  Mr. Schmidt brings both financial and management expertise to the Board.

CONTINUING DIRECTORS WITH TERMS EXPIRING IN 2013 – CLASS C DIRECTORS

John F. Simock, 74	1997
Mr. Simock, the prior owner of John F. Simock, Inc., a general contracting firm, is retired.  He was elected to the Boards of Neffs Bancorp, Inc. and The Neffs National Bank in 1997.  Mr. Simock brings management and small business experience to the Board.

Mary Ann Wagner, 70	2003
Ms. Wagner was appointed as a director of Neffs Bancorp, Inc. and The Neffs National Bank in 2003, and was elected to both boards in 2006.  Ms. Wagner is President of A. J. Henry Lumber Co., Inc. located in Neffs, Pennsylvania.  Ms. Wagner provides the Board with management experience and an understanding of the local economy.

Duane A. Schleicher, 49	2005
Mr. Schleicher was appointed as a director of Neffs Bancorp, Inc. and The Neffs National Bank in 2005, and elected to both boards in 2006.  Mr. Schleicher owns and operates Northside Heights Mobile Home Park, Schleicher Mobile Home Sales, Inc., and Duane A. Schleicher, Inc., each located in Carbon County, Pennsylvania.  Mr. Schleicher brings management experience and an understanding of the bank’s Carbon County market.

The table below sets forth certain information, as of December 31, 2010, regarding our executive officers.

Name	Age	Principal Occupation for the Past Five years and Positions Held with Neffs Bancorp, Inc. and Subsidiaries

John J. Remaley	75	President, Neffs Bancorp, Inc. and Chairman, The Neffs National Bank
Kevin A. Schmidt	49	Vice President, Neffs Bancorp, Inc. and President and CEO, The Neffs National Bank
Michael J. Bailey	55	Executive Vice President and Cashier/Chief Operations Officer, The Neffs National Bank
David C. Matulevich	38	Secretary/Treasurer, Neffs Bancorp, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires Neffs Bancorp, Inc.’s directors, executive officers and shareholders who beneficially own more than 10% of Neffs Bancorp, Inc.’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Neffs Bancorp, Inc. with the Securities and Exchange Commission.  Based on a review of copies of the reports we received, and on the statements of the reporting persons, we believe that all Section 16(a) filing requirements were complied with in a timely fashion during 2010 except for one Form 4 for Kevin A. Schmidt that was inadvertently filed late to report two transactions.

Code Of Ethics

Since 2003, we have had a Code of Ethics.  Our Code of Ethics is applicable to our directors, officers and employees, including our Chief Executive Officer and senior financial officers.  The Code of Ethics encourages individuals to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.  The Board of Directors periodically receives reports on our compliance program.  Any shareholder can request a copy of the Code of Ethics, free of charge, by writing to David C. Matulevich, Secretary, at 5629 Route 873, P.O. Box 10, Neffs, Pennsylvania 18065-0010.  We also filed a copy of the Code of Ethics with the SEC as an exhibit to our December 31, 2003 Annual Report on Form 10-K, which can be accessed from the Neffs Bancorp, Inc. portion of our website, www.neffsnatl.com.

Shareholder Recommendations for Director

There is no formal policy with respect to shareholder recommendations for director, as the Board of Directors is open to recommendations from shareholders without requiring formal submissions.

Audit Committee

The Audit Committee performs the duties set forth in its charter, which include reviewing significant audit and accounting principles, policies and practices, reviewing performance of internal auditing procedures, reviewing reports of examination received from regulatory authorities and recommending annually, to the Board of Directors, the engagement of an independent certified public accountant.  Members of the Audit Committee during 2010 were Robert B. Heintzelman, Chairman, Mary Ann Wagner, John F. Sharkey, Jr. and Dean H. Snyder.  The Audit Committee met four times during 2010.

The Board of Directors has determined that John F. Sharkey, Jr., is an audit committee financial expert.  The committee has the authority to engage legal counsel, consultants or other experts, as it deems appropriate to carry out its responsibilities.

Item 11.  Executive Compensation

Executive Compensation

The following table summarizes the total compensation for each of the last two years for John J. Remaley, Neffs Bancorp, Inc.’s Chief Executive Officer since 1986, and Kevin A. Schmidt, The Neffs National Bank’s Chief Executive Officer since 1995 and Principal Financial Officer of Neffs Bancorp, Inc.  Compensation paid to Messrs. Remaley and Schmidt for their services as directors are included in “Directors’ Compensation—Director Compensation Table For The Year Ended December 31, 2010.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	All other compensation ($)	Total ($)

John J. Remaley	2010	—	1,000 (1)	1,000
President and Chief Executive Officer, Neffs Bancorp, Inc.; Chairman of the Board, The Neffs National Bank	2009	—	1,000 (1)	1,000

Kevin A. Schmidt	2010	110,000	7,333 (2)	117,333
Vice President, Neffs Bancorp, Inc.; President and Chief Executive Officer, The Neffs National Bank	2009	104,500	7,071 (2)	111,571
___________________
(1)	Represents the Bank’s contribution on behalf of Mr. Remaley to the Bank’s Director Deferred Compensation Fund.
(2)
Represents the Bank’s contribution on behalf of Mr. Schmidt to the Employee Profit Sharing and Retirement Trust Plan ($6,600 for 2010) and premiums paid by the Bank on behalf of Mr. Schmidt for Life Insurance and Long Term Disability Insurance ($733 for 2010).

Employee Profit Sharing and Retirement Trust Fund Plan. The Bank maintains and sponsors a defined contribution 401(k) savings and investment plan.  The plan is administered by the Bank and is subject to the Internal Revenue Code of 1986, as amended, and to the regulations promulgated thereunder.  Participants are entitled to certain rights and protection under the Employee Retirement Income Security Act of 1974.  Each Bank employee who attains the age of 18, successfully completes any probationary period(s) and completes 1,000 hours of service per year may participate in the 401(k) plan and will be eligible for employee profit sharing.  Generally, eligible employees may not contribute more than 15% of their compensation to the 401(k) plan.  The employee’s contributions to the plan vest immediately.  Each year the Bank determines the amount, if any, which it will contribute as profit sharing to the plan.  The Bank’s contributions to the 401(k) plan for each participant vest in five to six years from plan enrollment.  The Bank incurred expenses of $60,000 and $58,000, for financial reporting purposes during 2010 and 2009, respectively, in connection with the plan.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2010 certain information as to the total remuneration we paid to our directors.  Directors are compensated by the Bank, rather than the Company.  Compensation paid to Messrs. Remaley and Schmidt for their services as executive officers are included in “Executive Compensation—Summary Compensation Table.”

Director Compensation Table For The Year Ended December 31, 2010

Name	Fees earned or paid in cash ($)	Nonqualified Deferred Compensation Earnings	All other compensation ($) (1)	Total ($)

Robert B. Heintzelman	12,000	526	1,325(2)	13,851
John J. Remaley	12,000	710	1,000	13,710
Duane A. Schleicher	12,000	179	1,050(2)	13,229
Kevin A. Schmidt	12,000	—	—	12,000
John F. Sharkey, Jr.	12,000	179	1,000	13,179
John F. Simock	12,000	656	1,675(2)	14,331
Dean H. Snyder	12,000	8	1,300(2)	13,308
Mary Ann Wagner	12,000	296	1,575(2)	13,871

(1)	For each non-employee director, includes contributions of $1,000 to a deferred compensation plan.
(2)	Includes $325, $50, $675, $300 and $575 for directors Heintzelman, Schleicher, Simock, Snyder and Wagner, respectively, for real estate inspections of $25 per day with a $1,250 annual maximum.

           Directors receive no remuneration for attendance at meetings of the Board of Directors of Neffs Bancorp, Inc.  In 2010, each director of the Bank received $1,000 per month for attendance at Board of Directors and committee meetings.  In addition, directors of the Bank receive $25 for each trip made in the course of performing site inspections, relating to real estate transactions, with a maximum of $1,250 per year.  During 2010, the Bank paid its directors $1,925 for site inspections.  The Bank also contributed $1,000 to each non-employee director’s respective deferred compensation plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership Of Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of our shares of Common Stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of April 15, 2011, the shares of Common Stock beneficially owned by each person who was known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

John J. Remaley	10,943(2)	6.1%
5629 Route 873
Neffs, Pennsylvania 18065

Dean H. Snyder	14,740(2)	8.3%
5629 Route 873
Neffs, Pennsylvania 18065

William F. and Alma P. Deibert (3)	11,989	6.7%
4801 E. Texas Road
Allentown, PA 18106

(1)
Shares “beneficially owned” include shares owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other shares as to which the individual has or shares voting or investment power, and shares that the individual may purchase under stock option(s) or acquire by the conversion of trust preferred securities exercisable or convertible within 60 days of the record date.

(2)	See “–Beneficial Share Ownership of Directors, Nominees And Executive Officers” for information regarding the nature of beneficial ownership of Messrs. Remaley and Snyder.
(3)           Based upon the Company’s records.

Beneficial Share Ownership of Directors, Nominees And Executive Officers

The following tables show, as of April 15, 2011, the amount and percentage of Neffs Bancorp, Inc. common stock beneficially owned by each director, each nominee, each executive officer and all directors, nominees and executive officers as a group.

Beneficial ownership of shares of Neffs Bancorp, Inc. common stock is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•	Voting power, which includes the power to vote or to direct the voting of the stock;

•	Investment power, which includes the power to dispose or direct the disposition of the stock; or

•	The right to acquire beneficial ownership within 60 days after April 15, 2011.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the table below are owned directly by the reporting person.

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Robert B. Heintzelman	2,180(1)	1.2%
John J. Remaley	10,943(2)	6.1
Duane A. Schleicher	2,401(3)	1.3
Kevin A. Schmidt	1,037(4)	*
John F. Sharkey, Jr.	1,343(5)	*
John F. Simock	1,708(6)	*
Dean H. Snyder	14,740(7)	8.3
Mary Ann Wagner	6,195(8)	3.5
Michael J. Bailey	20(9)	*
David C. Matulevich	20(10)	*
All directors and executive officers as a group (10 persons)	40,587	22.7%

*	Less than 1%
(1)
Includes 1,010 shares owned individually by Mr. Heintzelman, four shares owned directly by his spouse, 30 shares owned directly by his son and daughters, 55 shares owned jointly by his mother and father, 250 shares owned jointly by his mother and brother, 140 shares owned jointly with his mother, 606 shares owned directly by his mother, 45 shares owned directly by his brother and 40 shares owned directly by his nieces.

(2)
Includes 4,250 shares owned individually by Mr. Remaley, 3,126 shares owned directly by his spouse, 3,062 shares owned directly by his sons, 500 shares owned directly by his sister and five shares owned directly by his grandson.

(3)
Includes 1,180 shares owned individually by Mr. Schleicher, 300 shares owned jointly with his spouse, 126 shares owned jointly by his sister and brother-in-law, 125 shares owned jointly with his daughters, 140 owned jointly by his daughter and son-in-law, 230 shares owned directly by his brother and 300 shares owned directly by his father.

(4)
Includes 1,000 shares owned individually by Mr. Schmidt, 21 shares owned jointly with his spouse, 11 shares owned directly by his stepson, two shares owned directly by his brother, two shares owned directly by his sister-in-law and one share owned directly by his niece.

(5)	Includes 1,025 shares owned individually by Mr. Sharkey and 318 shares owned jointly with his spouse.
(6)
Includes 1,518 shares owned individually by Mr. Simock, 102 shares owned directly by his spouse, 18 shares owned directly by his son, 45 shares owned directly by his grandsons, 15 shares owned directly by his daughter and 10 shares owned directly by his daughter-in-law.

(7)	Includes 8,476 shares owned individually by Mr. Snyder, 5,514 shares owned jointly by his sister and brother-in-law, and 750 shares owned directly by his niece.
(8)
Includes 1,913 shares owned individually by Ms. Wagner, 1,100 shares owned by the Robert Wagner Trust, 796 shares owned individually by Ms. Wagner’s daughters, 1,900 shares owned individually by Ms. Wagner’s son-in-law and 486 shares owned individually by her niece and nephew.

(9)	The shares are held jointly with Mr. Bailey’s spouse.
(10)	The shares are held jointly with Mr. Matulevich’s spouse.

Equity Compensation

The Corporation currently does not maintain any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has a majority of independent Directors, as defined by NASDAQ listing standards.  The independent Directors are Robert B. Heintzelman, John F. Sharkey, Jr., John F. Simock, Duane A. Schleicher, Dean H. Snyder, and Mary Ann Wagner.

In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under “—Transactions With Certain Related Persons,” below.  The Company and the Bank employed the services of Simock Construction, Inc. and John F. Simock during 2010 for repairs/maintenance to the Bank’s main office and other property owned by the Company.  Simock Construction, Inc. is owned by the son of Director John F. Simock.  The total amount of the transactions was $4,188.

Transactions With Certain Related Persons

Some of Neffs Bancorp, Inc.’s directors and executive officers and the companies with which they are associated were customers of and had banking transactions with the Bank during 2010.  All loans and loan commitments made to them and to their companies were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank, and did not involve more than a normal risk of collectiblity or present other unfavorable features.  Total loans to these persons at December 31, 2010, amounted to $2,165,660.  The Bank anticipates that it will enter into similar transactions in the future.  The same procedures apply to the approval of related party transactions as to non-related party transactions.  The director or officer will not be allowed to participate in discussions concerning the transaction or to vote if a vote is required.

Item 14.  Principal Accountant Fees and Services

ParenteBeard LLC served as the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009.  Set forth below is certain information concerning aggregate fees billed for professional services rendered by ParenteBeard LLC during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Audit fees (1)	$57,742	$61,581
Audit-related fees (2)	$2,250	$5,650
Tax fees	$—	$—
All other fees (3)	$15,000	$—

(1)
Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q, and services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.

(2)
Reflects assurance and related services reasonably related to the performance of the audit or review of financial statements.  For 2010, includes assistance with issuing and reviewing press releases and internal employee accounting matters.  For 2009, includes research and consultation related to the accounting for and the tax status of municipal bonds and also includes assistance with the accounting for other-than-temporary impairment of securities.

(3)	Consists of XBRL services.

The Sarbanes-Oxley Act of 2002 and the auditor independence rules of the SEC require all public accounting firms who audit issuers to obtain pre-approval from their respective Audit Committee in order to provide professional services without impairing independence.  ParenteBeard LLC previously issued engagement letters to or obtained formal approval from the Audit Committee for all of the services described above.

The Audit Committee has considered whether, and determined that, the provision of the non-audit services is compatible with maintaining ParenteBeard LLC’s independence.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

No	Description

(a) (3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibits Index.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

            (b)     Exhibits required by item 601 of Regulation SK.
See Item 15(a) (3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Neffs Bancorp, Inc.

Date: April 27, 2011	By:	/s/John J. Remaley
	Name:	John J. Remaley
	Title:	President and Chief Executive Officer