Form 10-Q
period 2011-03-31
NEFFS BANCORP INC
filed 2011-05-16
CIK 797838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐    No  ☒

As of April 30, 2011, there were 178,430 shares of common stock, par value of $1.00, outstanding.

NEFFS BANCORP, INC.

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

Dollars in thousands, except share data	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$6,960	$7,448
Interest bearing deposits with banks	180	141
Securities available for sale	41,639	41,828
Securities held to maturity, fair value $100,850 in 2011;$98,617 in 2010	103,433	101,932

Loans	122,882	121,886
Less allowance for loan losses	(1,202)	(1,114)
Net loans	121,680	120,772

Premises and equipment, net	2,311	2,341
Restricted investments in bank stock	770	809
Other assets	3,189	3,192
Total assets	$280,162	$278,463

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits
Non-interest bearing	$18,992	$18,480
Interest bearing	212,990	212,207
Total deposits	231,982	230,687
Other liabilities	1,332	1,079
Total liabilities	233,314	231,766

Stockholders' Equity:

Common stock, $1 par value, authorized 2,500,000 shares;issued 200,000 shares;	200	200
Paid-in capital	753	753
Retained earnings	51,285	50,818
Accumulated other comprehensive income	83	138
Treasury stock, at cost 2011 21,570 shares; 2010 20,540 shares	(5,473)	(5,212)
Total stockholders' equity	46,848	46,697

Total liabilities and stockholders' equity	$280,162	$278,463

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data	Three Months Ended
	March 31,
	2011	2010
Interest income:
Interest and fees on loans	$1,774	$1,682
Interest and dividends on investments:
Taxable	1,037	1,233
Exempt from federal income taxes	436	348
Interest on federal funds sold and other	2	-
Total interest income	3,249	3,263
Interest Expense
Deposits	1,125	1,244
Total interest expense	1,125	1,244
Net interest income	2,124	2,019
Provision for loan losses	87	30
Net interest income after provision for loan losses	2,037	1,989
Other income:
Impairment loss on securities	(38)	(633)
Portion of impairment loss recognized in other comprehensive income (before tax)	7	519
Net impairment loss	(31)	(114)
Service charges on deposit accounts	24	26
Other service charges and fees	25	25
Gain on called securities	3	-
Other income	6	11
Total other income (expense)	27	(52)
Other expenses:
Salaries and employee benefits	420	400
Occupancy	57	48
Furniture and equipment	69	66
Pennsylvania shares tax	124	118
FDIC expense	75	49
Other expenses	187	180
Total other expenses	932	861
Income before income taxes	1,132	1,076
Income tax expense	246	253
Net income	$886	$823

Per share data:
Earnings per share, basic	$4.96	$4.49
Weighted average common shares outstanding	178,745	183,116
Cash dividends declared per share	$2.35	$2.00

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2011 and 2010
(Unaudited)

Dollars in thousands, except per share data

Dollars in thousands, except per share data	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2009	$200	$753	$48,255	$556	$(4,136)	$45,628
Comprehensive Income:
Net income	-	-	823	-	-	823
Change in unrealized net gain on securities available for sale,net of tax	-	-	-	148	-	148
Unrealized losses on OTTI of securities held to maturity, net of tax	-	-	-	(342)	-	(342)
Total comprehensive income						629

Cash dividends declared on common stock, $2.00 per share	-	-	(366)	-	-	(366)
Purchase of treasury stock (617 shares)	-	-	-	-	(158)	(158)

Balance, March 31, 2010	$200	$753	$48,712	$362	$(4,294)	$45,733

Dollars in thousands, except per share data	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2010	$200	$753	$50,818	$138	$(5,212)	$46,697
Comprehensive Income:
Net income	-	-	886	-	-	886
Change in unrealized net gain on securities available for sale, net of tax	-	-	-	(51)	-	(51)
Unrealized losses on OTTI of securities held to maturity, net of tax	-	-	-	(4)	-	(4)
Total comprehensive income						831

Cash dividends declared on common stock, $2.35 per share	-	-	(419)	-	-	(419)
Purchase of treasury stock (1,030 shares)	-	-	-	-	(261)	(261)

Balance, March 31, 2011	$200	$753	$51,285	$83	$(5,473)	$46,848

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$886	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	87	30
Depreciation	61	55
Net amortization (accretion) of securities premiums/discounts	176	(35)
Impairment loss on securities	31	114
Gain on called securities	(3)	-
Change in assets and liabilities:
(Increase) decrease in:
Accrued interest receivable	87	(183)
PA shares tax	(372)	(353)
Other assets	316	111
Increase (decrease) in:
Accrued interest payable	(70)	(72)
Other liabilities	(96)	125
Net cash provided by operating activities	1,103	615
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest bearing deposits with banks	(39)	-
Net decrease in federal funds sold	-	2,933
Purchase of securities available for sale	(3,051)	(488)
Proceeds from maturities/calls of securities available for sale	3,101	2,926
Purchase of securities held to maturity	(10,220)	(14,832)
Proceeds from maturities/calls of securities held to maturity	8,571	10,824
Net decrease in restricted investments in bank stock	39	-
Net increase in loans	(995)	(1,239)
Purchases of premises and equipment	(31)	(9)
Net cash provided (used) by investing activities	(2,625)	115
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,295	4,909
Purchase of treasury stock	(261)	(158)
Net cash provided by financing activities	1,034	4,751
Increase (decrease) in cash and cash equivalents	(488)	5,481
Cash and cash equivalents:
Beginning	7,448	2,187
Ending	$6,960	$7,668

Supplementary Cash Flows Information
Interest Paid	$1,195	$1,316
Income Taxes Paid	$-	$-

See Notes to Consolidated Financial Statements.

Index

NEFFS BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Neffs Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, The Neffs National Bank (the “Bank”).  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 3l, 2011, are not necessarily indicative of the results that may be expected for the year ending December 3l, 2011.  These statements should be read in conjunction with the financial statements and notes contained in the 2010 Annual Report to Shareholders.

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

For further information, refer to the financial statements and footnotes thereto included in Neffs Bancorp, Inc.’s Annual Report to Shareholders for the year ended December 31, 2010.

Note 2.  COMMITMENTS AND CONTINGENCIES

The Corporation is subject to certain routine legal proceedings and claims arising in the ordinary course of business.  It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Corporation’s financial position and results of operations.

Note 3.  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Change in unrealized net gains on securities available for sale	$(77)	$224
Change in unrealized losses on OTTI securities held to maturity	(7)	(519)
Tax effect	29	101
Other comprehensive income, net of tax	$(55)	$(194)

Index

Note 4.  EARNINGS PER SHARE

Earnings per share is based on the weighted average shares of common stock outstanding during each period.  The Corporation currently maintains a simple capital structure and does not issue potentially dilutive securities; thus there are no dilutive effects on earnings per share.

Note 5.  GUARANTEES

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $644,000 of standby letters of credit as of March 31, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

Note 6.  SECURITIES

The amortized cost and fair values of securities are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$5	$-	$105
Mortgage-backed securities (Government agencies-residential)	40,767	1,165	(398)	41,534
	$40,867	$1,170	$(398)	$41,639
Securities Held to Maturity:
Obligations of U.S. Government agencies	$38,762	$253	$(580)	$38,435
Obligations of states and political subdivisions	59,675	734	(1,199)	59,210
Corporate securities	1,200	58	-	1,258
Collateralized debt obligations	2,120	-	(1,916)	204
Mortgage-backed securities (Government agencies-residential)	1,676	71	(4)	1,743
	$103,433	$1,116	$(3,699)	$100,850

Index

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:	(In Thousands)
U.S. Treasury note	$100	$6	$-	$106
Mortgage-backed securities (Government agencies-residential)	40,879	1,229	(386)	41,722
	$40,979	$1,235	$(386)	$41,828
Securities Held to Maturity:
Obligations of U.S. Government agencies	$36,738	$189	$(590)	$36,337
Obligations of states and political subdivisions	61,040	672	(1,803)	59,909
Corporate securities	1,350	41	-	1,391
Collateralized debt obligations	2,138	-	(1,896)	242
Mortgage-backed securities (Government agencies-residential)	666	72	-	738
	$101,932	$974	$(4,289)	$98,617

The amortized cost and fair values of securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$1,255	$1,273
Due after one year through five years	100	105	6,420	6,663
Due after five years through ten years	-	-	12,130	12,409
Due after ten years	-	-	81,952	78,763
	100	105	101,757	99,108
Mortgage-backed securities	40,767	41,534	1,676	1,742
	$40,867	$41,639	$103,433	$100,850

There were no sales of securities during 2011 and 2010.

Securities with an amortized cost and fair value of approximately $12,000,000 and $12,383,000 at March 31, 2011 and $12,000,000 and $12,780,000 at December 31, 2010 were pledged to secure public deposits and for other purposes required or permitted by law.

Index

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:
Securities Available for Sale:
Mortgage-backed securities	$18,411	$398	$-	$-	$18,411	$398
Securities Held to Maturity:
Obligations of U.S. Government agencies	18,474	567	2,541	13	21,015	580
Obligations of states and political subdivisions	20,658	931	5,524	268	26,182	1,199
Mortgage-backed securities	1,030	4	-	-	1,030	4
Collateralized debt obligations	-	-	204	1,916	204	1,916
Total Temporarily Impaired Securities	$58,573	$1,900	$8,269	$2,197	$66,842	$4,097

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
Securities Available for Sale:
Mortgage-backed securities	$16,990	$386	$-	$-	$16,990	$386
Securities Held to Maturity:
Obligations of U.S. Government agencies	17,864	482	7,668	108	25,532	590
Obligations of states and political subdivisions	28,900	1,665	3,857	138	32,757	1,803
Collateralized debt obligations	-	-	242	1,896	242	1,896
Total Temporarily Impaired Securities	$63,754	$2,533	$11,767	$2,142	$75,521	$4,675

The Corporation had 158 and 188 securities in an unrealized loss position at March 31, 2011 and December 31, 2010, respectively.  The decline in fair value is due primarily to interest rate fluctuations.  Two securities were deemed to be other-than-temporarily impaired as discussed in Note 9.  As the Corporation does not intend to sell nor is it expected to be required to sell its investments until maturity or market price recovery no other securities were deemed to be other-than-temporarily impaired.

Index

Note 7.  LOANS

The composition of the Corporation's loan portfolio at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)

Commercial real estate	$39,284	$39,311
Commercial non-real estate	5,338	5,192
Residential real estate	56,025	54,869
Real estate construction	341	401
Home equity	14,981	14,982
Other consumer	6,913	7,131

	122,882	121,886
Allowance for loan losses	(1,202)	(1,114)

	$121,680	$120,772

The following summarizes the allowance for loan losses and recorded investment in classes of loans for quarter ended March 31, 2011:

	Commercial Real Estate	Commercial Non-Real Estate	Residential Real Estate	Real Estate Construction	Home Equity	Other Consumer	Total
	(In Thousands)
Allowance for loan loss at December 31, 2010	$381	$46	$507	$4	$122	$54	$1,114
Losses charged to allowance	-	-	-	-	-	-	-
Recoveries credited to allowance	-	-	-	-	1	-	1
Provision	43	2	39	(1)	(1)	5	87
Allowance ending balance	$424	$48	$546	$3	$122	$59	$1,202
Ending balance: individually evaluated for impairment	$68	-	-	-	-	-	$68
Ending balance: collectively evaluated for impairment	$356	$48	$546	$3	$122	$59	$1,134

Loans
Ending balance	$39,284	$5,338	$56,025	$341	$14,981	$6,913	$122,882
Ending balance: individually evaluated for impairment	$7,050	$151	-	-	-	-	$7,201
Ending balance: collectively evaluated for impairment	$32,234	$5,187	$56,025	$341	$14,981	$6,913	$115,681

Index

The following summarizes the allowance for loan losses and recorded investment in classes of loans at December 31, 2010:

	Commercial Real Estate	Commercial Non-Real Estate	Residential Real Estate	Real Estate Construction	Home Equity	Other Consumer	Total
	(In Thousands)

Allowance ending balance	$381	$46	$507	$4	$122	$54	$1,114
Ending balance: individually evaluated for impairment	$24	-	-	-	-	-	$24
Ending balance: collectively evaluated for impairment	$357	$46	$507	$4	$122	$54	$1,090

Loans
Ending balance	$39,311	$5,192	$54,869	$401	$14,982	$7,131	$121,886
Ending balance: individually evaluated for impairment	$5,556	$163	-	-	-	-	$5,719
Ending balance: collectively evaluated for impairment	$33,755	$5,029	$54,869	$401	$14,982	$7,131	$116,167

The allowance for loan loss increased from $1,114,000 at December 31, 2010 to $1,202,000 at March 31, 2011 due to the increase in the provision for loan losses.  The increase is due mainly to increases in loan volume and qualitative factors affecting the allowance as a result of the quarterly review.

The following summarizes the commercial credit risk profile by internally assigned grade at March 31, 2011:

	Commercial Real Estate	Commercial Non-Real Estate
	(In Thousands)

Pass/Unclassified	$23,279	$4,153
Pass/Watch	5,582	633
OAEM/Special Mention	3,232	401
Substandard	4,772	151
Non-Accrual	2,419	-
Total	$39,284	$5,338

The following summarizes the commercial credit risk profile by internally assigned grade at December 31, 2010:

	Commercial Real Estate	Commercial Non-Real Estate
	(In Thousands)

Pass/Unclassified	$21,897	$4,358
Pass/Watch	6,650	653
OAEM/Special Mention	3,557	18
Substandard	4,779	163
Non-Accrual	2,428	-
Total	$39,311	$5,192

Index

The following summarizes the consumer credit risk profile based on payment activity at March 31, 2011:

	Residential Real Estate	Real Estate Construction	Home Equity	Other Consumer
	(In Thousands)

Performing	$56,002	$341	$14,981	$6,908
Nonperforming*	23	-	-	5
Total	$56,025	$341	$14,981	$6,913

The following summarizes the consumer credit risk profile based on payment activity at December 31, 2010:

	Residential Real Estate	Real Estate Construction	Home Equity	Other Consumer
	(In Thousands)

Performing	$54,846	$401	$14,899	$7,128
Nonperforming*	23	-	83	3
Total	$54,869	$401	$14,982	$7,131

*Non performing loans include non-accruing loans and loans past due 90 days or more and still accruing interest

The composition of impaired loans at March 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded
Commercial real estate	$1,788	$1,788	$-	$1,792	$31
With related allowance recorded
Commercial real estate	563	631	68	563	9
Total
Commercial real estate	$2,351	$2,419	$68	$2,355	$40

The composition of impaired loans at December 31, 2010 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded
Commercial real estate	$2,186	$2,186	$-	$2,194	$108
With related allowance recorded
Commercial real estate	218	242	24	264	-
Total
Commercial real estate	$2,404	$2,428	$24	$2,458	$108

Index

Age analysis of past due loans and non accrual loans by class of the loan portfolio as of March 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Over Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Over and Accruing	Non-Accrual
	(In Thousands)

Commercial real estate	$1,393	$2,054	$375	$3,822	$35,462	$39,284	$-	$2,419
Commercial non-real estate	89	151	-	240	5,098	5,338	-	-
Residential real estate	1,428	107	23	1,558	54,467	56,025	-	23
Real estate construction	-	-	-	-	341	341	-	-
Home equity	476	67	-	543	14,438	14,981	-	-
Other consumer	271	33	5	309	6,604	6,913	5	-
Total	$3,657	$2,412	$403	$6,472	$116,410	$122,882	$5	$2,442

Age analysis of past due loans and non accrual loans by class of the loan portfolio as of December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Over Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Over and Accruing	Non-Accrual
	(In Thousands)

Commercial real estate	$2,158	$637	$1,645	$4,440	$34,871	$39,311	$-	$2,428
Commercial non-real estate	179	43	-	222	4,970	5,192	-	-
Residential real estate	1,295	417	23	1,735	53,134	54,869	-	23
Real estate construction	-	-	-	-	401	401	-	-
Home equity	186	170	83	439	14,543	14,982	83	-
Other consumer	146	58	3	207	6,924	7,131	3	-
Total	$3,964	$1,325	$1,754	$7,043	$114,843	$121,886	$86	$2,451

Note 8.  FAIR VALUE MEASUREMENTS

Below are various estimated fair values at March 31, 2011 and December 31, 2010, as required by ASC Topic 820.  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in ASC Topic 820 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
March 31, 2011
U. S. Treasury note available for sale	$105	$105	-	-
Mortgage-backed securities available for sale	$41,534	-	$41,534	-
December 31, 2010
U. S. Treasury note available for sale	$106	$106	-	-
Mortgage-backed securities available for sale	$41,722	-	$41,722	-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
March 31, 2011
Impaired trust preferred security held to maturity	$124	-	-	$124
Impaired loans	$563	-	-	$563
December 31, 2010
Impaired trust preferred security held to maturity	$162	-	-	$162
Impaired loans	$218	-	-	$218

The Corporation’s adoption of ASC Topic 820 applies only to its financial instruments required to be reported at fair value.  The Corporation does not have non-financial assets and non-financial liabilities for which adoption would apply in accordance with ASC Topic 820.

Index

The following methods and assumptions were used by the Corporation in estimating financial instrument fair values:

Securities
Fair values of unimpaired securities held to maturity (carried at cost) and securities available for sale are generally determined by quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Mortgage-backed securities were valued using level 2 inputs where quoted fair values are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.

At March 31, 2011 we own four collateralized debt obligation securities totaling $2,120,000 book value and $204,000 fair value that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). These securities are included in corporate held to maturity securities.  The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.  The Corporation analyzed the cash flow characteristics of these securities and determined that one security is other-than-temporarily impaired as described in Note 9.

For the impaired held to maturity trust preferred security the change in book value is as follows:

Impaired trust preferred security held to maturity
(In Thousands)
Book/fair value of impaired held to maturity security at December 31, 2010	$162
Credit related impairment	(31)
Non-credit related impairment	(7)
Book/fair value of impaired security at March 31, 2011	$124

Loans Receivable (Carried at Cost)
Fair values of variable rate loans subject to frequent repricing and which entail no significant credit risk are based on the carrying amounts.  The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Impaired loans are considered impaired under the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Cash and Due from Banks, Interest Bearing Deposits with Banks and Federal Funds Sold and Purchased
The statement of financial condition carrying amounts for cash and due from banks, interest bearing deposits with banks and federal funds sold and purchased approximate the estimated fair values of such assets.

Accrued Interest Receivable (Carried at Cost)
The carrying amount of accrued interest is considered a reasonable estimate of fair value.

Deposit Liabilities (Carried at Cost)
For deposits which are payable on demand, the carrying amount is a reasonable estimate of fair value.  Fair values of fixed rate time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregate expected maturities.

Accrued Interest Payable (Carried at Cost)
The carrying amount of accrued interest approximates its fair value.

Index

Off-Balance Sheet Instruments (Disclosed at Cost)
The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$7,140	$7,140	$7,589	$7,589
Securities available for sale	41,639	41,639	41,828	41,828
Securities held to maturity	103,433	100,850	101,932	98,617
Loans, net	121,680	126,379	120,772	125,965
Accrued interest receivable	1,745	1,745	1,832	1,832

Financial liabilities:
Deposits	231,982	236,161	230,687	235,117
Accrued interest payable	905	905	975	975

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Note 9.  IMPAIRMENT

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

Index

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

During the first quarter of 2011 the Corporation recognized in earnings an impairment charge of $31,000 on an other-than-temporarily impaired trust preferred security.  The Corporation recognized in earnings an impairment charge of $114,000 on one investment in a pooled trust preferred security in the first quarter of 2010.  Based on several factors including credit ratings, principal coverage tests, break in yield analysis, and cash flow forecasts, management expects to recover the remaining amortized cost of these securities.  A break in yield for a given tranche of a collateralized debt obligation (investment) means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment).  In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche.  Based on this analysis and because the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell before its recovery of amortized cost basis, which may be at maturity, and, for investments within the scope of ASC 325, the Corporation determined that there was no adverse change in the cash flows as viewed by a market participant except as noted.  However, there is a risk that such reviews could result in recognition of additional other-than-temporary impairment charges in the future.

Other-Than-Temporary Impairment Credit Losses Recorded in Earnings
(In Thousands)
Beginning Balance January 1, 2011	$1,191
Additions for OTTI not previously recognized	31
Total other-than-temporary losses recognized ending balance March 31, 2011	$1,222

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
▪	the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2011,
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

Index

Our TRUP CDO valuations were prepared with the assistance of a third party. Their approach to determining fair value involved these steps:
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

4.	Original face value, purchased value, current book value (as of March 31, 2011), purchase date, and purchase price were used to produce the calculations.
5.
The basic methodology of ASC 325 was to compare the present value of the cash flows from quarter to quarter.  A decline in the present value versus that for the previous quarter was considered to be an “adverse change.”

6.
ASC 325 prescribes using a discount rate “equal to the current yield used to accrete the beneficial interest.”  Original discount margin calculated as of the purchase date based on purchase price was used to calculate the discount rate.  The original discount margin is then added to the appropriate forward 3-month LIBOR rate to determine the discount rate.  For fixed/floating securities, the original coupon is used as the discount rate for the remaining fixed-rate portion of the security’s estimated life.

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

As of March 31, 2011, management does not believe any unrealized loss in its other debt securities represents an other-than-temporary impairment except as noted.  The unrealized losses at March 31, 2011 were primarily interest rate-related.

Note 10.  NEW ACCOUNTING STANDARDS

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance is not expected to have a material impact on the Corporation’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a material impact on the Corporation’s financial statements.

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

Index

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the financial statements of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses, the appropriate level of the allowance for loan losses, and considerations of other-than-temporary impairment of investments.  Additional information is contained in this Form 10-Q under the paragraphs titled “Provision for Loan Losses”, “Loan and Asset Quality and Allowance for Loan Losses”, and “Securities”.

OVERVIEW

Net income for the first quarter of 2011 increased 7.7% to $886,000 as compared to $823,000 for the first quarter of 2010. The increase in net income was mainly due to the increase in net interest income.  Net income per common share increased to $4.96 for the first quarter of 2011 compared to $4.49 for 2010.  At March 31, 2011, the Corporation had total assets of $280.2 million and total deposits of $232.0 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates
Interest earning assets averaged $266.2 million for the first quarter of 2011 as compared to $247.9 million for the same period in 2010.  The yield on earning assets for the first quarter of 2011 was 4.9%; this yield decreased from 5.3% in the comparable period in 2010.

Interest-bearing liabilities were $212.2 million during the first quarter of 2011, a 7.9% increase from the $196.6 million reported in the first quarter of 2010.  The change in average interest bearing liabilities was the result of increases in time deposits and savings of $10.1 million and $6.4 million, respectively.  This was offset by a decrease in interest bearing checking accounts of $917,000.  The average rate paid on interest bearing liabilities was 2.1% for the first quarter of 2011 and 2.5% for the first quarter of 2010.

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

Interest income for the first quarter of 2011 decreased by $14,000 or 0.4% over the first quarter of 2010 due to a decrease in yield on interest earning assets.  Interest expense for the first quarter of 2011 decreased by $119,000 or 9.6%, as compared to the first quarter of 2010.  The decrease was due to lower interest rates being offered and paid on interest bearing deposits.

Net interest income increased by $105,000 or 5.2% to $2.1 million for the first quarter of 2011 as compared to $2.0 million for the first quarter of 2010.  This increase resulted from an increase in interest earning assets and interest bearing deposits offset by a decrease in interest rates.

Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets.  Net interest margin for the first quarter of 2011 was 3.2% compared to 3.3% for the first quarter of 2010.  During the first quarter of 2011, the yield on earning assets was 4.9%, a 40 basis point decrease over the 5.3% reported in the first quarter of 2010.  The cost on interest bearing deposits decreased to 2.1% as compared to 2.5% for the first quarter of 2010.

Provision for Loan Losses
Although we strive to originate loans to qualified customers, loan deterioration may occur resulting in the eventual charge off of the loans as losses.  The provision for loan losses and the allowance for loan losses are based upon management’s ongoing assessment of the Bank’s credit exposure and consideration of other relevant factors.  The allowance for loan losses is a valuation that is available to absorb potential yet undetermined future charge offs.  The provision for loan losses is the amount charged against the Bank’s earnings.  Its appropriateness and adequacy are determined based upon several factors including:
•	a continuing review of delinquent, classified and non-accrual loans, large loans and overall portfolio quality,

Index

•	analytical review of loan charge-off experience, delinquency rates and other relevant historical and peer statistical ratios,
•	management’s judgment with respect to the nature of the portfolio, concentrations of credit and current and projected economic and business conditions and their impact on the existing portfolio, and
•	regular examinations and review of the portfolio by regulatory authorities.

The allowance is allocated to specific loan categories based upon management’s classification of loans under the Corporation’s internal loan grading system and to pools of other loans that are not individually analyzed.  Management makes allocations to specific loans based on the present value of expected future cash flows or the fair value of the underlying collateral for impaired loans and to other classified loans based on various credit risk factors.  These factors include collateral values, the financial condition of the borrower and industry and current economic trends.

Allocations to commercial loan pools are developed by internal risk ratings and are based on management’s judgment concerning historical loss trends and other relevant factors.  Installment and residential mortgage loan allocations are made at a portfolio level based on historical loss experience adjusted for portfolio activity and current conditions.  Estimated credit losses are based on the average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current condition and trends.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Provision for loan losses increased to $87,000 for 2011 from $30,000 for the first quarter in 2010.  Management regularly assesses the appropriateness and adequacy of the allowance for loan losses in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the allowance is reasonable and adequate for each of the periods presented.  The Corporation has no credit exposure to foreign countries or foreign borrowers.  The Corporation has no exposure to subprime mortgage loans.

Non-interest Income
Non-interest income for the first quarter of 2011 increased to $27,000 from a loss of $52,000 for the same period in 2010.  The increase was attributable to the decrease in impairment loss on securities held to maturity.

Non-interest Expense
For the first quarter of 2011, non-interest expenses increased by $71,000 or 8.2% to $932,000 compared to $861,000 over the same period in 2010.  This increase is due mainly to increases in FDIC expense and employee expenses.

Salary expenses and employee benefits, which represent the largest component of non-interest expenses, increased by $20,000 or 5.0%, for the first quarter of 2011.  This increase was due mainly to increases in employee benefits and salaries.

Occupancy expense increased 18.8% to $57,000 in the first quarter of 2011 from $48,000 for the same period in 2010.  This increase is due mainly to an increase in utilities expense.

Furniture and equipment expense decreased $3,000 or 4.5% to $69,000 for the first quarter of 2011 over the same period of 2010.

Pennsylvania shares tax increased from $118,000 to $124,000 from the first quarter of 2010 to the first quarter of 2011.  This increase was mainly due to continued capital growth.

FDIC expense increased $26,000 or 53.1% to $75,000 for the first quarter of 2011 over $49,000 for the same period of 2010.  This increase is due to an increase in the deposits and factors used to determine the FDIC expense.

Other expenses increased by $7,000, or 3.9%, to $187,000 in 2011 from the same period in 2010.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net non-interest expenses to average assets.  The ratio equals non-interest expenses (excluding foreclosed real estate expenses) less non-interest income (exclusive of non-recurring gains), divided by average assets.  This ratio equaled 1.3% for the three months ended March 31, 2011 compared to 1.2% for the same period in 2010.  Another productivity measure is the operating efficiency ratio.  This ratio expresses the relationship of non-interest expense to net interest income plus non-interest income.  For the quarter ended March 31, 2011, the operating efficiency ratio was 43.3% compared to 43.8% for the same period in 2010.  This decrease is due mainly to the increase in net interest income and non-interest income.

Index

Provision for Federal Income Taxes
The provision for federal income taxes was $246,000 for the first quarter of 2011 compared to $253,000 for this same period in 2010.  The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 21.7% for the first three months of 2011 and 23.5% for the same period in 2010.  The effective tax rate is below 34% due to the number of tax-exempt securities held by the Corporation.

Return on Average Assets
Return on average assets (ROA) measures the Corporation’s net income in relation to its total average assets.  The Corporation’s annualized ROA for the first quarter of 2011 and 2010 was 1.3%.

Return on Average Equity
Return on average equity (ROE) indicates how effectively the Corporation can generate net income on the capital invested by its stockholders.  ROE is calculated by dividing net income by average stockholders’ equity.  For purposes of calculating ROE, average stockholder equity included the effect of unrealized gains or losses, net of income taxes, on securities available for sale.  The annualized ROE for the first quarter of 2011 increased to 7.6% from 7.2% in 2010, an increase of 40 basis points, due mainly to the increase in net income for the first quarter of 2011 over the first quarter of 2010.

FINANCIAL CONDITION

Securities
Securities available for sale decreased $189,000 to $41.6 million as of March 31, 2011, from $41.8 million at December 31, 2010.

The securities available for sale portfolio had an unrealized gain of $510,000, net of taxes at the end of the first quarter of 2011, compared to an unrealized gain of $560,000, net of taxes, at December 31, 2010.  This decrease was mainly due to lower yields on securities purchased throughout 2010.

During the first three months of 2011, the securities held to maturity portfolio increased $1.5 million to $103.4 million from $101.9 million at December 31, 2010, primarily due to the deployment of funds from increased deposits.

There are 158 debt securities in unrealized loss positions; however, the Corporation does not intend to sell nor be required to sell these securities.  There are two securities deemed to be other-than-temporarily impaired.  See Note 9 to the Interim Consolidated Financial Statements for details on these impairments.

Net Loans Receivable
During the first three months of 2011, net loans receivable increased by $908,000 from $120.8 million at December 31, 2010 to $121.7 million at March 31, 2011.  Net loans receivable represented 52.5% of total deposits and 43.4% of total assets at March 31, 2011 as compared to 52.4% and 43.4%, respectively, at December 31, 2010.

The Bank provides a wide range of commercial and consumer loan products.  Loans are generally classified as commercial real estate, commercial non-real estate, residential real estate, real estate construction, home equity, and other consumer.

Commercial real estate loans include fixed rate loans and variable rate lines of credit for retail businesses, farming, investment properties, and churches secured by commercial real estate.  Rates are higher than residential real estate loans and terms are generally shorter.  Adjustable rates are generally priced in relation to the Wall Street Journal prime rate.  The pricing of commercial real estate loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships and competition.  The loans normally amortize over 10 to 20 years except for lines of credit loans.  These loans are well collateralized with no more than 80% loan to value and many have personal guarantors.  Commercial real estate loans, however, entail significant additional credit risks compared to residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial non-real estate loans include loans and lines of credit for equipment, business expansion, working capital, tax free municipal loans, and other general business purpose loans.  Rates may be variable or fixed and terms are up to seven years.  Adjustable rates are generally priced in relation to the Wall Street Journal prime rate.  Generally, commercial loans are secured by various types of collateral, with loan-to-value no more than 80%, but also include unsecured loans.  Many of the

Index

loans are personally guaranteed.  Commercial business loans generally have higher interest rates than consumer loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.  The pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships and competition.  Commercial lending is also subject to economic downturns could adversely affect the ability of borrowers to repay loans and affect the value of the collateral securing the loan.

Residential real estate loans include first mortgages on one to four family residential homes.  Rates are normally fixed for seven years with a call option at that time.  Residential real estate loans normally amortize from 15 to 30 years.  These loans are secured by residential real estate with a loan-to-value normally no more than 80%.  Mortgage loans have historically had a longer average life than commercial and consumer loans.  Accordingly, payment and interest rate risks are greater in some respects with mortgage loans than with commercial or consumer lending.  Mortgage lending is also subject to economic downturns, in that increases in unemployment could adversely affect the ability of borrowers to repay mortgage loans and decreases in property values could affect the value of the real estate serving as collateral for the loan.

Real estate construction loans provide financing for the construction of residential homes and commercial building.  These loans are normally fixed rate, interest only until completion of construction, normally within nine months.  Upon completion of construction, the loans reclassify as residential real estate or commercial real estate loans.  Construction loans expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs in addition to the risks associated with residential and commercial real estate loans.  Site inspections throughout the construction process and upon completion help manage the risk.

Home equity loans include fixed rate home equity loans and variable rate home equity lines of credit secured by the borrower’s primary residence.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance at any time.  Home equity loans are generally originated as mortgages with fixed terms of five to ten years.  Home equity loans and lines of credit are generally underwritten with the same criteria that is used to underwrite fixed-rate, residential real estate loans.  These rates are fixed and loan-to-value ratios are normally up to no more than 80%.  Home equity lending risk is similar to residential real estate risk.

Other consumer loans include fixed rate secured and unsecured installment loans and variable rate unsecured lines of credit.  Rates on these loans are higher than loans secured by real estate.  Other consumer loans may be amortized up to five years or interest only with the principal due at maturity.  Collateral normally held includes automobiles, equipment, and deposit accounts.  Consumer loans expose us to risk that collateral value may deteriorate and balance on unsecured loans may not be collected.  Other consumer lending is also subject to economic downturns, in that increases in unemployment could adversely affect the ability of borrowers to repay loans.  There is minimal exposure to unsecured consumer loans due to the low volume and limitations on these loans.

Income is verified through review of tax returns and/or pay stubs. Credit reports are obtained for individuals including personal guarantors for all loan types.  Appraisals are normally obtained for all commercial and consumer loans where total indebtedness exceeds the bank’s policy limits.  Generally the minimum debt coverage ratio is 2.2x for consumer and 1.2x for commercial and a maximum global debt to income of  70% for all commercial loans.

The lending policy is executed through the tiered assignment of loan limit authorities (secured and unsecured), to individual officers of the Bank, the Loan Committee and the Board of Directors.  Despite maintaining credit policies, certain loans may deteriorate for a variety of reasons.  The Corporation’s policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed monthly as to their delinquency status and on a quarterly basis through review and preparation of a troubled loans report, which is presented to the Board of Directors.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar economic characteristics exceeds 10% of loans outstanding in any one category.  At March 31, 2011, real estate loans amounted to $110,631,000 or 90% of total loans, and commercial and industrial loans amounted to $5,338,000 or 4.3% of total loans.  Although such loans were not made to one specific borrower or industry, it is important to note that the quality of these loans is affected by the region’s economy and real estate market.  Management does not believe such a concentration poses a problem to the Bank at this time.

Other than as described herein, management does not believe there are any trends, events, or uncertainties which are reasonably expected to have a material adverse impact on future results of operations, liquidity, or capital resources.

Index

Loan and Asset Quality and Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses and, subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  The allowance for loan losses is reviewed at least quarterly and includes a portfolio analysis and a review of various qualitative/quantitative factors.

Qualitative/quantitative factors include the following:
•	historical loan loss experience,
•	recent trends in losses,
•	changes in lending policies and procedures including underwriting standards and collection, charge-off, and recovery practices,
•	changes in national and local economic and business conditions including condition of various market segments,
•	changes in nature and volume of the portfolio,
•	experience, ability, and depth of lending management and staff,
•	trends in the volume and severity of past due and classified loans and volume of non-accrual loans, troubled debt restructuring, and other loan modifications,
•	changes in the quality of the Bank’s loan review system,
•	the existence and effect of any large credits and concentrations of credit and changes in the level of such concentrations,
•	the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the portfolio, and
•	trends in values of collateral and lending standards relating to various types of collateral.

This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

Total non-performing loans (comprised of non-accruing loans and loans past due 90 days or more and still accruing interest) were $2,447,000 at March 31, 2011 as compared to $2,537,000 at December 31, 2010.  Generally these loans are well collateralized; therefore management does not expect to incur material losses due to the increase in nonperforming loans or overall increase in the loan portfolio.  In addition, management believes the allowance for loan loss is sufficient to cover any such losses.  The Corporation held no repossessed assets at March 31, 2011 and $7,000 in repossessed assets at December 31, 2010.  There were no foreclosed real estate and no restructured loans at March 31, 2011 and December 31, 2010.  The majority of non-performing loans consist of six loan customers.  Loans on non-accrual status are well collateralized therefore management does not expect any material losses from these loans.  Total non-performing loans may increase in the future.

The following summary table presents information regarding non-performing loans and assets as of March 31, 2011 and December 31, 2010:

Nonperforming Loans and Assets
(Dollars in Thousands)

	March 31, 2011	December 31, 2010
Non-accruing loans	$2,442	$2,451
Accruing loans past 90 days or more	5	86
Total nonperforming loans	2,447	2,537
Foreclosed real estate/repossessed assets	-	7
Total nonperforming assets	$2,447	$2,544

Nonperforming loans to total loans	1.99%	2.08%
Nonperforming assets to total assets	0.87%	0.91%

Index

Deposits
Total deposits at March 31, 2011 were $232.0 million, an increase of $1.3 million, or 0.6%, over total deposits of $230.7 million at December 31, 2010.  The outstanding balances by deposit classification at March 31, 2011 and 2010 are presented in the following table.

	At March 31,
	(Dollars in thousands)
	2011		2010
	Balance	Average Yield	Balance	Average Yield
Demand deposits:
Noninterest-bearing	$18,992		$16,034
Interest-bearing	6,498	0.19%	8,005	0.38%
Savings	69,191	0.76%	64,196	1.18%
Time deposits:
<$100,000	86,704	2.60%	81,341	3.14%
>$100,000	50,597	3.41%	46,724	3.64%
Total deposits	$231,982		$216,300

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

The Corporation’s ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 5% of net interest income in a flat rate scenario.  At March 31, 2011, the Corporation’s simulation model indicated net interest income would increase 9.79% within the first year if rates increased as described above.  The model projected that net interest income would decrease by 4.50% in the first year if rates decreased as described above.

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

Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business.  Those off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These commitments, at March 31, 2011 totaled $8.5 million.  This consisted of $785,000 in tax-exempt loans, commercial real estate, construction, and land development loans, $4.9 million in home equity lines of credit, $644,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital Adequacy
At March 31, 2011, stockholders’ equity totaled $46.8 million, an increase of 0.3% over stockholders’ equity of $46.7 million at December 31, 2010.  The increase in stockholders’ equity for the three months ended March 31, 2011 included an increase of $467,000 in retained earnings offset by $55,000 decrease in accumulated other comprehensive income and a $261,000 increase in treasury stock.

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

	March 31, 2011	December 31, 2010	For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Risk-based capital ratios:
Tier 1 Capital	31.0%	30.8%	4.0%	6.0%
Total Capital	31.8%	31.6%	8.0%	10.0%
Leveraged Capital	16.7%	16.6%	4.0%	5.0%

At March 31, 2011, the capital levels of the Bank met the definition of a “well capitalized” institution.

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s exposure to market risk has not changed materially since December 31, 2010.  The market risk principally includes interest rate risk, which is discussed in the Management’s Discussion and Analysis above.

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

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.                Risk Factors
The Corporation is operating in a very uncertain environment for financial institutions.  In 2009 through 2011, there has been a series of events in financial and credit markets that have led to liquidity and credit crises throughout the world.  There has also been considerable concern about the deepening economic downturn, both in the United States and internationally, and its ultimate impact on financial institutions.  U.S. and foreign governmental agencies have taken unprecedented steps in an attempt to stabilize the markets, but there is no assurance these steps will be effective.  Future developments in the financial and credit markets that the Corporation cannot currently predict could have a material impact on the Corporation's financial condition and results of operations.

Please refer to Part 1, Item 1A, “Risk Factors”, of the Corporation’s Form 10-K for the year ended December 31, 2010 for additional disclosures regarding the risks and uncertainties related to the Corporation’s business.  There have been no material changes to the risks disclosed therein.

Index

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation repurchased Bancorp stock during the quarter as presented in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 through January 31, 2011	955	$253	NA	NA
February 1 through February 28, 2011	75	260	NA	NA
March 1 through March 31, 2011	-	-	NA	NA
Total	1,030	$254	NA	NA

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None

Item 6.	Exhibits

3(i)
Amended and Restated Articles of Incorporation for Neffs Bancorp, Inc. (Incorporated by reference to Exhibit 3(i) to the Form 10 filed with the Commission on April 27, 2001, as amended on June 29, 2001 and July 20, 2001.)

3(ii)	Amendment to By-Laws of Neffs Bancorp, Inc. (Incorporated by Reference to Exhibit 3 to the Form 8-K Filed with the Commission on March 17, 2011).

3(iii)	Amendment to By-laws of Neffs Bancorp, Inc. (Incorporated by Reference to Exhibit 99.1 to the Form 8K filed with the Commission on February 27, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.

NEFFS BANCORP, INC.

Date: May 16, 2011	/s/ John J. Remaley
John J. Remaley, President

Date: May 16, 2011	/s/ Kevin A. Schmidt
Kevin A. Schmidt, Principal Financial Officer